Form 10-Q
period 1995-03-31
LIFELINE SYSTEMS INC
filed 1995-05-12
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             --------------------



                                  FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1995    Commission File Number 0-13617




                            LIFELINE SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)



                MASSACHUSETTS                              04-2537528
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                     Identification No.)


          640 Memorial Drive
        Cambridge, Massachusetts                              02139
 (Address of principal executive offices)                     (Zip Code)


                                (617) 679-1000
             (Registrant's telephone number, including area code)



                             --------------------





Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Common stock $0.02 par value
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to
such filing requirements for the past 90 days.  Yes   X       No
                                                     ---
Number of shares outstanding of this issuer's class of common stock as of March 31, 1995: 5,628,672.

                            LIFELINE SYSTEMS, INC.


                                    INDEX



                                                                     PAGE

PART I.         FINANCIAL INFORMATION

  ITEM 1.       FINANCIAL STATEMENTS

        Consolidated Balance Sheets - March 31, 1995
                and December 31, 1994                                  3

        Consolidated Statements of Income - Three months
                ended March 31, 1995 and 1994                          4

        Consolidated Statements of Cash Flows - Three months
                ended March 31, 1995 and 1994                          5

        Notes to Consolidated Financial Statements                     6

  ITEM 2.

        Management's Discussion and Analysis of Results of
                Operations and Financial Condition                   7-8


PART II.        OTHER INFORMATION                                      8

                            LIFELINE SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)



                                                     March 31,    December 31,
                                                       1995           1994
                                                       ----           ----

ASSETS
Current assets:
   Cash and cash equivalents                          $10,889        $ 9,555
   Accounts receivable, net                             4,743          4,943
   Inventories                                          1,307          1,511
   Net investment in sales-type leases                  2,924          3,222
   Other current assets                                   496            280
                                                      -------        -------
      Total current assets                             20,359         19,511

Property and equipment, net                             3,825          3,450
Goodwill, net                                           1,670          1,748
Net investment in sales-type leases                     2,383          2,941
Other assets                                              110            203
                                                      -------        -------
      Total assets                                    $28,347        $27,853
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses              $ 2,842        $ 2,665
   Accrued payroll and payroll taxes                      516          1,136
   Deferred revenues                                      944            954
   Current portion of obligations under
     capital lease                                        202            273
   Income tax payable                                     713             -
   Product warranty                                       402            369
   Other current liabilities                               35             39
   Accrued restructuring charges                           -             200
                                                      -------        -------
      Total current liabilities                         5,654          5,636

Obligations under capital lease                            68             85
Deferred income taxes                                     566            924

Stockholders' equity:
   Common stock, $.02 par value, 10,000,000 shares
      authorized, 6,069,459 and 5,939,202 shares
      issued at March 31, 1995 and December 31, 1994      121            118
   Additional paid-in capital                          14,842         14,533
   Retained earnings                                    8,893          8,366
                                                      -------        -------
                                                       23,856         23,017
   Less:   treasury stock at cost, 440,787 shares at
                March 31, 1995 and 444,287 shares at
                December 31,1994                       (1,547)        (1,559)
           note receivable - officer                     (250)          (250)
                                                      -------        -------
      Total stockholders' equity                       22,059         21,208
                                                      -------        -------
      Total liabilities and stockholders' equity      $28,347        $27,853
                                                      =======        =======



The accompanying notes are an integral part of these financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share data)



                                                         Three months ended
                                                              March 31,
                                                              ---------
                                                            1995    1994
                                                            ----    ----
Revenues
   Net product sales                                       $5,334  $4,294
   Services                                                 3,991   3,209
   Finance and rental income                                  386     537
                                                           ------  ------
      Total revenues                                        9,711   8,040
                                                           ------  ------
Costs and expenses
   Cost of sales                                            2,105   1,586
   Cost of services                                         1,610   1,381
   Selling, general and administrative                      4,834   4,227
   Research and development                                   411     358
                                                           ------  ------
      Total costs and expenses                              8,960   7,552
                                                           ------  ------
Income from operations                                        751     488
                                                           ------  ------

Other income (expense)
   Interest income                                            161      54
   Interest expense                                            (2)     (7)
                                                           ------  ------
      Total other income, net                                 159      47
                                                           ------  ------
Income before taxes                                           910     535
Provision for income taxes                                    383     226
                                                           ------  ------
Net income                                                 $  527  $  309
                                                           ======  ======
Net income per common share:
      Primary                                                $.09    $.05
                                                           ======  ======
      Fully diluted                                          $.09    $.05
                                                           ======  ======
Weighted average common and
  common equivalent shares outstanding:
      Primary                                               5,941   5,823
                                                           ======  ======
      Fully diluted                                         5,941   5,823
                                                           ======  ======


The accompanying notes are an integral part of these financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)



                                                          Three months ended
                                                               March 31,
                                                               ---------
                                                             1995    1994
                                                             ----    ----
Cash flows from operating activities:
   Net income                                                $527    $309
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           493     587

   Changes in operating assets and liabilities:
      Accounts receivable                                     200    (649)
      Inventories                                             204    (346)
      Net investment in sales-type leases                     856     712
      Income taxes receivable                                  -      538
      Other current assets and other assets                  (123)   (102)
      Accounts payable and accrued expenses                   189     375
      Accrued payroll and payroll taxes                      (620)   (537)
      Deferred revenues and other current liabilities          19     101
      Income taxes payable                                    713     130
      Deferred income taxes                                  (358)   (427)
      Accrued restructuring charges                          (200)    (79)
                                                          -------  ------

Net cash provided by operating activities                   1,900     612
                                                          -------  ------
Cash flows from investing activities:
   Additions to property and equipment                       (790)   (217)
   Payment for business acquisition                            -     (100)
                                                          -------  ------
Net cash used in investing activities                        (790)   (317)
                                                          -------  ------

Cash flows from financing activities:
   Principal payments under capital lease obligations         (88)    (82)
   Proceeds from issuance of common stock                     312     197
   Purchase of treasury stock                                  -     (229)
                                                          -------  ------

Net cash provided by (used in) financing activities           224    (114)
                                                          -------  ------

Net increase in cash and cash equivalents                   1,334     181

Cash and cash equivalents at beginning of period            9,555   7,012
                                                          -------  ------

Cash and cash equivalents at end of period                $10,889  $7,193
                                                          =======  ======



The accompanying notes are an integral part of these financial statements.

                            LIFELINE SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature to present fairly its consolidated financial position as of March 31, 1995 and the consolidated results of its operations and cash flows for the three months ended March 31, 1995 and 1994.

        While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited financial statements for the year ended December 31, 1994.

        The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results expected for the full year.



2.      Details of certain balance sheet captions are as follows (in thousands):

                                                  March 31,       December 31,
                                                    1995              1994
                                                    ----              ----
Inventories:
   Purchased parts and subassemblies              $   730           $   771
   Work-in-process                                    333               361
   Finished goods                                     244               379
                                                  -------           -------
                                                  $ 1,307           $ 1,511
                                                  =======           =======
Property and equipment:
   Equipment                                      $ 7,248           $ 6,712
   Furniture and fixtures                             216               171
   Equipment leased to others                       1,462             1,276
   Equipment under capital leases                   1,244             1,244
   Leasehold improvements                             626               612
                                                  -------           -------
                                                   10,796            10,015

   Less accumulated depreciation and amortization  (6,971)           (6,565)
                                                  -------           -------
                                                  $ 3,825           $ 3,450
                                                  =======           =======


3. Cash paid for income taxes amounted to $28,000 and $529,000 for the three months ended March 31, 1995 and 1994, respectively. Cash received from income tax refunds was $538,000 for the three months ended March 31, 1994. Interest paid was $3,000 and $7,000 during the same periods in 1995 and 1994, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 1995 were $9.7 million, an increase of 21% compared with the total revenues of $8.0 million for the quarter ended March 31, 1994.

Service revenues grew 24% to $4.0 million for the first quarter of 1995 from $3.2 million for the first quarter of 1994. The growth is due to an increased recurring revenue base, attributable to the continued increase in the number of the Company's monitored subscribers. The subscribers resulted from additional conversions to Lifeline Central of health care providers' programs that had been locally monitored, as well as from increased numbers served by health care providers that already use Lifeline Central.

Product sales increased 24% to $5.3 million for the three months ended March
31, 1995 from $4.3 million for the same period in 1994. The growth in the current quarter is attributable to an increase in the volume of communicator products sold as the CommuniCator Plus/TM/, introduced during 1994, continues to be well received by the Company's customer base of health care providers. The Company's ability to sustain the current level of product sales growth in the long run depends upon its ability to expand the market for its personal response services. The Company believes the CommuniCator Plus and other new products will be a factor in meeting this challenge.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, decreased $151,000 to $386,000 for the first quarter of 1995 from $537,000 for the 1994 quarter. The decline is due to the overall aging of the lease portfolio as well as to the arrangement, entered into in 1994, to direct new lease activity to a third party leasing agent.

Cost of sales was 39% of product sales for the three months ended March 31, 1995, compared with 37% for the same period a year ago. The increase is due to ongoing higher overhead expenses in the Company's new facility, which it occupied in April 1994.

Cost of services improved as a percentage of service revenues, to 40% for the first quarter of 1995 from 43% for the first quarter of 1994. The improvement is attributable to operating efficiencies achieved with the higher subscriber volume as well as to cost savings that resulted from the integration of the acquired CommuniCall business, which was relocated to the Company's headquarters in the third quarter of 1994.

Selling, general and administrative expenses increased 14% to $4.8 million for the three months ended March 31, 1995 from $4.2 million for the three months ended March 31, 1994. The primary reasons for the increase were higher spending associated with sales and marketing strategies aimed at the health care channel and related referral networks as well as ongoing higher rent and building expenses in the new facility. As a percentage of total revenues, however, selling, general and administrative expenses decreased to 50% for the current quarter from 53% in the 1994 period.

Research and development expenses increased $53,000 to $411,000 for the first quarter of 1995 from $358,000 for the same period a year ago, due to ongoing product development efforts. As a percentage of total revenues, research and development remained constant at 4% for each period.

The Company's effective tax rate was 42% for the three months ended March 31, 1995 and 1994.



LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1995 the Company's cash and cash equivalents increased $1.3 million to $10.9 million at March 31, 1995 from $9.6 million at December 31, 1994. The increase in cash resulted from positive cash flows from profitable operations, including payments of $.9 million received from the Company's portfolio of sales-type leases, as well as cash received from the assignment of new leases to a third-party leasing agent. Offsetting these favorable changes was $.6 million paid in the first quarter for sales and management bonuses relating to 1994 performance. In addition, for the three months ended March 31, 1995, the Company used $.8 million to purchase property and equipment for use in the development and manufacture of its products and services.

In October, 1993, the Company's Board of Directors approved the repurchase of up to 300,000 shares of the Company's stock from time to time in the open market for general corporate purposes, including shares for use in connection with employee stock option plans and stock purchase plans. Of the 300,000 shares approved, the Company has purchased 187,000 shares through March 31, 1995. No shares were purchased during the first quarter of 1995.

Given the Company's current cash and cash equivalents and revenue levels, funding requirements for operations and in support of future growth are expected to be met primarily from existing cash balances and funds generated from operations. The Company currently believes that cash provided from these sources will be sufficient to meet its operating and investing requirements, including any anticipated acquisitions, and fund any stock buyback through at least 1995.




PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended March 31, 1995.

(b) Exhibits - The Exhibit which is filed with this Report or which is incorporated herein by reference is set forth in the Exhibit Index which appears on page 10 hereof.

                            LIFELINE SYSTEMS, INC.
                                  SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 11, 1995                         LIFELINE SYSTEMS, INC.
- - - - -------------------------           ------------------------------
        Date                                   Registrant



                                    /s/  Ronald Feinstein
                                    ------------------------------
                                    Ronald Feinstein
                                    Chief Executive Officer




                                    /s/  Dennis M. Hurley
                                    ------------------------------
                                    Dennis M. Hurley
                                    Vice President of Finance and Administration
                                    Principal Financial and Accounting Officer