Form 10-K/A
period 1994-12-31
LIFELINE SYSTEMS INC
filed 1995-06-30
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                               FORM 10-K/A-No. 1

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1994

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from
        .......... to ..........



                        Commission File Number 0-13617


                            LIFELINE SYSTEMS, INC.
            (Exact Name of Registrant as Specified in its Charter)


         MASSACHUSETTS                                   04-2537528
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


        640 MEMORIAL DRIVE, CAMBRIDGE, MASSACHUSETTS           02139
          (Address of Principal Executive Offices)           (Zip Code)



       Registrant's telephone number, including area code (617) 679-1000

        The sole purpose of this Form 10K/A is to file Annual Reports on Form 11-K for Lifeline's Employee Savings and Investment Plans.

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


LIFELINE SYSTEMS, INC. (REGISTRANT)

BY     /s/ Dennis M. Hurley

       Dennis M. Hurley
       Vice President Finance
       Chief financial officer

DATE

                                 EXHIBIT INDEX


Exhibit No.         Exhibit

(99.1)              Annual Report for the Lifeline Employee Savings and
                    Investment Plan
(99.1a)             Consent of Independent Public Accountants