Form 10-Q
period 1995-06-30
LIFELINE SYSTEMS INC
filed 1995-08-11
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                             ____________________

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1995               Commission File Number 0-13617



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

                             ____________________

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Common stock $0.02 par value
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----

Number of shares outstanding of this issuer's class of common stock as of June 30, 1995: 5,643,475

                            LIFELINE SYSTEMS, INC.

                                     INDEX


                                                                PAGE

PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets -June 30, 1995
          and December 31, 1994                                   3

     Consolidated Statements of Income - Three and six months
          ended June 30, 1995 and 1994                            4

     Consolidated Statements of Cash Flows - Six months
          ended June 30, 1995 and 1994                            5

     Notes to Consolidated Financial Statements                   6

 ITEM 2.

     Management's Discussion and Analysis of Results of
          Operations and Financial Condition                    7-8

PART II.  OTHER INFORMATION                                       9

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                        June 30,      December 31,
                                                          1995           1994
                                                        ---------   ---------------
ASSETS
Current assets:
  Cash and cash equivalents                              $11,419        $ 9,555
  Accounts receivable, trade, net                          5,440          4,943
  Inventories                                              1,173          1,511
  Net investment in sales-type leases                      2,557          3,222
  Other current assets                                       559            280
                                                         -------        -------
     Total current assets                                 21,148         19,511

Property and equipment, net                                4,216          3,450
Goodwill, net                                              2,230          1,748
Net investment in sales-type leases                        1,915          2,941
Other assets                                                 142            203
                                                         -------        -------
     Total assets                                        $29,651        $27,853
                                                         =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                  $ 3,947        $ 2,665
  Accrued payroll and payroll taxes                          821          1,136
  Deferred revenues                                          900            954
  Current portion of obligations under capital lease         133            273
  Product warranty                                           449            369
  Other current liabilities                                  140             39
  Accrued restructuring charges                               --            200
                                                         -------        -------
     Total current liabilities                             6,390          5,636

  Obligations under capital lease                             52             85
  Deferred income taxes                                      332            924

Stockholders' equity:
  Common stock $.02 par value, 10,000,000 shares
     authorized 6,084,262 and 5,939,202
     issued at June 30, 1995 and December 31, 1994           121            118
  Additional paid-in capital                              14,916         14,533
  Retained earnings                                        9,637          8,366
                                                         -------        -------
                                                          24,674         23,017
  Less: treasury stock at cost, 440,787 shares at
      June 30, 1995 and 444,287 at December 31, 1994      (1,547)        (1,559)
      Note receivable - officer                             (250)          (250)
                                                         -------        -------
     Total stockholders' equity                           22,877         21,208
                                                         -------        -------
     Total liabilities and stockholders' equity          $29,651        $27,853
                                                         =======        =======

The accompanying notes are an integral part of these financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share data)

                                           Three months ended               Six months ended
                                                June 30                          June 30
                                          --------------------             -------------------
                                             1995       1994                  1995      1994
                                             ----       ----                  ----      ----
Revenues
  Net product sales                        $ 6,315    $5,066               $11,649   $ 9,360
  Services                                   4,435     3,360                 8,426     6,569
  Finance and rental income                    330       466                   716     1,003
                                           -------    ------               -------   -------
     Total revenues                         11,080     8,892                20,791    16,932
                                           -------    ------               -------   -------

Costs and expenses
  Cost of sales                              2,439     2,180                 4,544     3,766
  Cost of services                           1,670     1,491                 3,280     2,872
  Selling, general and administrative        5,447     4,196                10,281     8,423
  Research and development                     448       453                   859       811
                                           -------    ------               -------   -------
     Total costs and expenses               10,004     8,320                18,964    15,872
                                           -------    ------               -------   -------

Income from operations                       1,076       572                 1,827     1,060
                                           -------    ------               -------   -------

Other income (expense)
  Interest income                              209        68                   370       122
  Interest expense                              (2)       (6)                   (4)      (13)
                                           -------    ------               -------   -------

     Total other income, net                   207        62                   366       109
                                           -------    ------               -------   -------

Income before taxes                          1,283       634                 2,193     1,169
Provision for income taxes                     539       265                   922       491
                                           -------    ------               -------   -------

Net income                                 $   744    $  369               $ 1,271   $   678
                                           =======    ======               =======   =======

Net income per common share:
     Primary                                  $.12      $.06                  $.21      $.12
                                           =======    ======               =======   =======
     Fully Diluted                            $.12      $.06                  $.21      $.12
                                           =======    ======               =======   =======

Weighted average common and
common equivalent shares outstanding:
     Primary                                 6,015     5,746                 5,968     5,791
                                           =======    ======               =======   =======
     Fully Diluted                           6,084     5,746                 6,058     5,791
                                           =======    ======               =======   =======

The accompanying notes are an integral part of these financial statements

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                 Six months ended
                                                                      June 30
                                                                 -----------------
                                                                    1995      1994
                                                                    ----      ----
Cash flows from operating activities:
  Net income                                                     $ 1,271   $   678
  Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                 1,005       992

Changes in operating assets and liabilities:
     Accounts receivable                                           (397)   (1,071)
     Inventories                                                     338      (28)
     Net investment in sales-type leases                           1,691     1,655
     Income taxes receivable                                          --       538
     Other current assets and other assets                         (218)     (178)
     Accounts payable and accrued expenses                         1,154       350
     Accrued payroll and payroll taxes                             (315)     (381)
     Deferred revenues and other current liabilities                 127       105
     Deferred income taxes                                         (592)     (779)
     Accrued restructuring charges                                 (200)     (117)
                                                                 -------   -------

Net cash provided by operating activities                          3,864     1,764

Cash flows from investing activities:
     Additions to property and equipment                         (1,309)     (836)
     Payment for business acquisition                              (904)     (200)
                                                                 -------   -------

Net cash used in investing activities                            (2,213)   (1,036)

Cash flows from financing activities:
     Principal payments under capital lease obligations            (173)     (152)
     Proceeds from common stock options exercised                    386       238
     Purchase of treasury stock                                       --     (325)
                                                                 -------   -------

Net cash provided by (used in) financing activities                  213     (239)
                                                                 -------   -------

Net increase in cash and cash equivalents                          1,864       489

Cash and cash equivalents at beginning of period                   9,555     7,012
                                                                 -------   -------

Cash and cash equivalents at end of period                       $11,419   $ 7,501
                                                                 =======   =======

The accompanying notes are an integral part of these financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature to present fairly its consolidated financial position as of June 30, 1995 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 1995 and 1994.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited financial statements for the year ended December 31, 1994.

     The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results expected for the full year.

2.   Details of certain balance sheet captions are as follows (in thousands):

                                              June 30,     December 31,
                                                1995           1994
                                                ----           ----
Inventories:
     Purchased parts and subassemblies          $654           $771
     Work-in-process                             434            361
     Finished goods                               85            379
                                                  --            ---
                                              $1,173         $1,511
                                              ======         ======

Property and equipment:
     Equipment                                $7,520         $6,712
     Furniture and fixtures                      235            171
     Equipment leased to others                1,990          1,276
     Equipment under capital leases            1,244          1,244
     Leasehold improvements                      626            612
                                                 ---            ---
                                              11,615         10,015
     Less accumulated depreciation and
     amortization                             (7,399)        (6,565)
                                              ------         ------
                                              $4,216         $3,450
                                              ======         ======

3. Cash paid for income taxes amounted to $1,414,000 and $1,170,000 for the six months ended June 30, 1995 and 1994, respectively. Cash received from income tax refunds was $538,000 for the six months ended June 30, 1994. Interest paid was $4,000 and $13,000 during the same periods in 1995 and 1994, respectively.

4. In May 1995, the Company completed the acquisition of Tele-Response & Support Services, Inc. of Raynham, Massachusetts, an affiliate of Martha's Vineyard Hospital Foundation of Oak Bluffs, Massachusetts. Tele-Response was a distributor of Lifeline's emergency response monitoring services. The purchase price was approximately $1,000,000 of which $900,000 was paid at the closing, with the remainder payable during the third quarter of 1995. The acquisition was accounted for as a purchase transaction, and, as a result, the Company recorded goodwill of approximately $600,000 which is being amortized over the estimated useful life of seven years.

     The results of the acquired business have been included in the Company's consolidated financial statements from the date of the acquisition. The Company does not expect the acquisition to have a material impact on its 1995 operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 1995 were $11,080,000, an increase of 25% compared with total revenues of $8,892,000 for the quarter ended June 30, 1994. For the six months ended June 30, 1995, total revenues increased 23% to $20,791,000 compared with $16,932,000 for the same period in 1994.

Service revenues for the second quarter of 1995 were $4,435,000, an increase of 32% compared with $3,360,000 for the second quarter of 1994. For the six months ended June 30, 1995, service revenues were $8,426,000, 28% higher than the $6,569,000 recorded for the six months ended June 30, 1994. The growth in the Company's monitored subscribers has resulted in an increased base of recurring service revenues. This increase is from continued conversions to Lifeline Central(TM) of existing self-monitored health care provider programs as well as the overall growth in the number of subscribers to programs that are already monitored by Lifeline Central(TM). Also, the acquisition of Tele-Response & Support Services, Inc. in May 1995 slightly contributed to the increase.

Product sales increased 25% from $5,066,000 in the second quarter of 1994 to $6,315,000 for the second quarter of 1995. For the six months ended June 30, 1995, product sales increased 24% to $11,649,000, from $9,360,000 for the comparable period in 1994. As a result of health care providers continuing to upgrade their existing inventory of older products, the Company is experiencing a significant increase in the sales volume of the Communicator Plus(TM) product. While product sales during 1995 continue to be strong, the Company's ability to sustain the current level of product sales growth depends upon its ability to upgrade the existing equipment base and to expand the market.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, decreased $136,000 to $330,000 for the three months ended June 30, 1995 from $466,000 for the same period in 1994. For the six months ended June 30, 1995, finance and rental income decreased $287,000 to $716,000 compared with $1,003,000 for the six months ended June 30, 1994. The decline is due to the overall aging of the lease portfolio in addition to the arrangement, entered into in 1994, to direct new lease activity to a third party leasing agent.

Cost of sales was 39% of product sales for the second quarter of 1995, an improvement from 43% for the second quarter of 1994. The lower product cost was due to favorable factory utilization due to increased shipments. Additionally, in 1994 higher promotional activity relating to the Communicator Plus(TM) product introduction had an unfavorable impact during the comparable period. For the six months ended June 30, 1995, cost of sales represented 39% of product sales compared with 40% for the six months ended June 30, 1994 The higher costs associated with the Company's new facility, which it occupied in April 1994, were offset by the favorable impact of increased volume of shipments in 1995.

Cost of services, as a percentage of service revenue, improved to 38% for the second quarter of 1995 from 44% for the second quarter of 1994. For the six months ended June 30, 1995, cost of services decreased to 39% of service revenues compared with 44% for the comparable period in 1994. The improvement is due to continued operating efficiencies achieved with the higher subscriber volume along with cost savings that resulted from the integration of the CommuniCall business at the Company's headquarters in the third quarter 1994.

As a percentage of total revenues, selling, general and administrative expenses were 49% for the three and six months ended June 30, 1995 and 47% and 50%, respectively, for the same periods in 1994. The increase in the second quarter was primarily due to higher spending associated with sales and marketing strategies aimed at the health care channel. This included the addition of sales personnel to focus on referral network development and the expansion of our full service offering which is a comprehensive service management option designed to optimize the strengths of our local Lifeline programs. Also, the costs associated with Company incentives and employee training programs contributed to the increase. For the remainder of the year, selling, general and administrative expenses are expected to remain stable or improve slightly as a percentage of total revenues.

For both the three and six month periods ended June 30, 1995, research and development expenses were 4% of revenues compared with 5% for the same periods in 1994. Research and development efforts are focused on ongoing product improvements and technological enhancements. The Company intends to maintain 1995 research and development expenses, as a percentage of total revenues, at approximately the same level as in the first half of the year.

The Company's effective tax rate was 42% for the three and six month periods ended June 30, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1995, the Company's cash and cash equivalents increased $1,864,000 to $11,419,000 at June 30, 1995 from $9,555,000 at December 31, 1994. The increase in cash was provided by profitable operations and the assignment of new leases to a third party leasing agent as well as $1,691,000 received from the Company's portfolio of sales-type leases. Offsetting these favorable changes was $900,000 paid in the second quarter for the purchase of Tele-Response & Support Services, Inc. in addition to $1,309,000 utilized to purchase property and equipment for use in the operations of the business and in the development and manufacture of products and services.

In May 1995, the Company completed the acquisition of Tele-Response & Support Services, Inc. of Raynham, Massachusetts, an affiliate of Martha's Vineyard Hospital Foundation of Oak Bluffs, Massachusetts. Tele-Response was a distributor of Lifeline's emergency response monitoring services. The purchase price was approximately $1,000,000 of which $900,000 was paid at the closing, with the remainder payable during the third quarter of 1995. The acquisition was accounted for as a purchase transaction, and, as a result, the Company recorded goodwill of approximately $600,000 which is being amortized over the estimated useful life of seven years. The results of the acquired business have been included in the Company's consolidated financial statements from the date of the acquisition. The Company does not expect the acquisition to have a material impact on its 1995 operating results.

In October, 1993, The Company's Board of Directors approved the repurchase of up to 300,000 shares of the Company's stock from time to time in the open market for general corporate purposes, including shares for use in connection with the employee stock option plans and stock purchase plans. Of the 300,000 shares approved, the Company has purchased 187,000 shares through June 30, 1995. No shares were purchased during the first half of 1995, nor are any foreseen at this time.

Given the Company's current cash and cash equivalents and revenue levels, funding requirements for operations and in support of future growth are expected to be met primarily from existing cash balances and funds generated from operations. The Company currently believes that cash provided from these sources will be sufficient to meet its operating and investing requirements, including any potential acquisitions.

PART II.  OTHER INFORMATION

     The Annual Meeting of Stockholders of the Company was held on May 17, 1995. The stockholders of the Company elected members of the Board of Directors, approved the 1995 Stock Option Plan and ratified the selection of Coopers & Lybrand L.L.P. as the Company's auditors for 1995. A summary of the votes follows:

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                          NUMBER OF SHARES OF COMMON STOCK
                                          --------------------------------
                                                                      BROKER
                                         FOR    ABSTAINED  WITHHELD  NON-VOTES
                                         ---    ---------  --------  ---------
Steven M. Tritman                     4,071,714    -0-      18,384      N/A
Gordon M. Vineyard M.D.               4,071,714    -0-      18,384      N/A
Carolyn C. Roberts                    4,071,714    -0-      18,384      N/A
                                                                      BROKER
                                         FOR    ABSTAINED  WITHHELD  NON-VOTES
                                         ---    ---------  --------  ---------
Approval of 1995 Stock
 Option Plan                          4,000,003   66,415    23,680      N/A
                                                                      BROKER
                                         FOR    ABSTAINED  WITHHELD  NON-VOTES
                                         ---    ---------  --------  ---------
Selection of Coopers & Lybrand L.L.P. 4,059,982   7,227     22,889      N/A

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended June 30, 1995.

  (b) Exhibits - The Exhibit which is filed with this Report or which is incorporated herein by reference is set forth in the Exhibit Index which appears on page 11 hereof.

                            LIFELINE SYSTEMS, INC.
                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 10, 1995                          LIFELINE SYSTEMS, INC.
- --------------------                     ----------------------------------
          Date                           Registrant



                                         /s/  Ronald Feinstein
                                         ----------------------------------
                                         Ronald Feinstein
                                         Chief Executive Officer



                                         /s/  Dennis M. Hurley
                                         ----------------------------------
                                         Dennis M. Hurley
                                         Vice President of Finance and
                                         Administration
                                         Principal Financial and Accounting
                                         Officer

                                 EXHIBIT INDEX
                                 =============

  The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

EXHIBIT NO.             EXHIBIT                           SEC DOCUMENT REFERENCE
- -----------             -------                           ----------------------
EXHIBIT 11              COMPUTATION OF EARNINGS PER SHARE

EXHIBIT 27              FINANCIAL DATA SCHEDULE           FILED ELECTRONICALLY