Form 10-Q
period 1995-09-30
LIFELINE SYSTEMS INC
filed 1995-11-13
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              ------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995        Commission File Number 0-13617

                            LIFELINE SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                     O4-2537528
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

          640 Memorial Drive
       Cambridge, Massachusetts                              02139
(Address of principal executive offices)                  (Zip Code)


                                 (617) 679-1000
              (Registrant's telephone number, including area code)

                              ------------------


Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common stock $0.02 par value
                          ----------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.      Yes    X     No
                                            -------     --------


Number of shares outstanding of this issuer's class of common stock as of September 30, 1995: 5,667,905

                             LIFELINE SYSTEMS, INC.
                                     INDEX


                                                                     PAGE
PART  I.   FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS


               Consolidated Balance Sheets-September 30, 1995
                   and December 31, 1994                                3

               Consolidated Statements of Income - Three and
                   nine months ended September 30, 1995 and 1994        4

               Consolidated Statements of Cash Flows
                   -Nine months ended September 30, 1995 and 1994       5

               Notes to Consolidated Financial Statements             6-7

      ITEM 2.

               Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                7-9

PART II.       OTHER INFORMATION                                        9

                             LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                  September 30,   December 31,
                                                       1995           1994
                                                  --------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                         $12,908        $ 9,555
  Accounts receivable, trade, net                     5,515          4,943
  Inventories                                         1,596          1,511
  Net investment in sales-type leases                 2,281          3,222
  Other current assets                                  305            280
                                                    -------        -------
     Total current assets                            22,605         19,511

Property and equipment, net                           4,803          3,450
Goodwill, net                                         2,117          1,748
Net investment in sales-type leases                   1,524          2,941
Other assets                                            185            203
                                                    -------        -------
     Total assets                                   $31,234        $27,853
                                                    =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses             $ 4,802        $ 2,665
  Accrued payroll and payroll taxes                   1,006          1,136
  Deferred revenues                                     863            954
  Current portion of obligations under capital
   leases                                               132            273
  Product warranty                                      452            369
  Other current liabilities                              38             39
  Accrued restructuring charges                          --            200
                                                    -------        -------
     Total current liabilities                        7,293          5,636

  Obligations under capital leases                      311             85
  Deferred income taxes                                 327            924

Stockholders' equity:
  Common stock $.02 par value, 10,000,000 shares
     authorized 6,094,753 and 5,939,202
     issued at September 30, 1995 and December
      31, 1994                                          122            118
  Additional paid-in capital                         15,048         14,533
  Retained earnings                                   9,981          8,366
                                                    -------        -------
                                                     25,151         23,017

  Less: treasury stock at cost, 426,848 shares
   at September 30, 1995 and 444,287 at
   December 31, 1994                                 (1,498)        (1,559)
  Note receivable - officers                           (350)          (250)
                                                    -------        -------
     Total stockholders' equity                      23,303         21,208
                                                    -------        -------
     Total liabilities and stockholders' equity     $31,234        $27,853
                                                    =======        =======


The accompanying notes are an integral part of these financial statements.

                             LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)

                                          Three months ended    Nine months ended
                                            September 30,         September 30,
                                         --------------------  -------------------
                                           1995       1994       1995       1994
                                         ---------  ---------  ---------  --------
Revenues
  Net product sales                       $ 6,056     $5,510    $17,705   $14,865
  Services                                  5,033      3,617     13,459    10,194
  Finance and rental income                   327        446      1,043     1,449
                                          -------     ------    -------   -------
     Total revenues                        11,416      9,573     32,207    26,508
                                          -------     ------    -------   -------

Costs and expenses
  Cost of sales                             2,094      2,240      6,638     6,008
  Cost of services                          1,993      1,511      5,273     4,392
  Selling, general and administrative       5,534      4,474     15,805    12,890
  Research and development                    424        448      1,293     1,259
                                          -------     ------    -------   -------
     Total costs and expenses              10,045      8,673     29,009    24,549
                                          -------     ------    -------   -------

Income from operations                      1,371        900      3,198     1,959
                                          -------     ------    -------   -------

Other income (expense)
  Interest income                             165        113        535       235
  Interest expense                            (13)        (5)       (17)      (18)
                                          -------     ------    -------   -------

     Total other income, net                  152        108        518       217
                                          -------     ------    -------   -------

Income before taxes                         1,523      1,008      3,716     2,176
Provision for income taxes                    640        424      1,561       914
                                          -------     ------    -------   -------

Net income                                $   883     $  584    $ 2,155   $ 1,262
                                          =======     ======    =======   =======

Net income per common share:
     Primary                                 $.14       $.10       $.35      $.22
                                          =======     ======    =======   =======
     Fully Diluted                           $.14       $.10       $.35      $.22
                                          =======     ======    =======   =======
Weighted average common and
common equivalent shares outstanding:
     Primary                                6,216      5,728      6,078     5,764
                                            =====      =====      =====     =====
     Fully Diluted                          6,273      5,761      6,229     5,779
                                            =====      =====      =====     =====

The accompanying notes are an integral part of these financial statements

                             LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                            Nine months ended
                                                              September 30,
                                                            ------------------

                                                                 1995      1994
                                                              -------   -------
Cash flows from operating activities:
  Net income                                                  $ 2,155   $ 1,262
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                              1,579     1,512

Changes in operating assets and liabilities:
     Accounts receivable                                         (500)   (1,036)
     Inventories                                                  (85)      (71)
     Net investment in sales-type leases                        2,358     2,632
     Income taxes receivable                                       --       579
     Other current assets and other assets                         (2)     (151)
     Accounts payable and accrued expenses                      2,111       (40)
     Accrued payroll and payroll taxes                           (130)     (292)
     Deferred revenues and other current
      liabilities                                                  (9)      (46)
     Deferred income taxes                                       (597)   (1,033)
     Accrued restructuring charges                               (200)     (156)
                                                              -------   -------

Net cash provided by operating activities                       6,680     3,160

Cash flows from investing activities:
     Additions to property and equipment                       (2,002)   (1,393)
     Payment for business acquisition                          (1,000)     (300)
                                                              -------   -------

Net cash used in investing activities                          (3,002)   (1,693)

Cash flows from financing activities:
     Principal payments under capital lease obligations          (266)     (227)
     Proceeds from common stock options exercised                 480       238
     Purchase of treasury stock                                    --      (575)
     Repurchase of common stock warrant                          (539)       --
                                                              -------   -------

Net cash used in financing activities                            (325)     (564)
                                                              -------   -------

Net increase in cash and cash equivalents                       3,353       903

Cash and cash equivalents at beginning of period                9,555     7,012
                                                              -------   -------

Cash and cash equivalents at end of period                    $12,908   $ 7,915
                                                              =======   =======


The accompanying notes are an integral part of these financial statements

                             LIFELINE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of September 30, 1995 and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 1995 and 1994.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited financial statements for the year ended December 31, 1994.

   The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results expected for the full year.

2. Details of certain balance sheet captions are as follows (in thousands):


                                              September 30,     December 31,
                                                   1995            1994
                                              -------------     ------------
  Inventories:
       Purchased parts and subassemblies         $   708         $   771
       Work-in process                               590             361
       Finished goods                                298             379
                                                 -------         -------
                                                 $ 1,596         $ 1,511
                                                 =======         =======

     Property and equipment:
       Equipment                                 $ 7,354         $ 6,712
       Furniture and fixtures                        299             171
       Equipment leased to others                  2,326           1,276
       Equipment under capital lease               1,345           1,244
       Leasehold improvements                        656             612
                                                 -------         -------
                                                 $11,980         $10,015
       Less accumulated depreciation and
        amortization                              (7,177)         (6,565)
                                                 -------         -------
                                                 $ 4,803         $ 3,450
                                                 =======         =======

3. In May, 1995, the Company completed the acquisition of Tele-Response & Support Services, Inc. of Raynham, Massachusetts, an affiliate of Martha's Vineyard Hospital Foundation of Oak Bluffs, Massachusetts. Tele-Response was a distributor of Lifeline's response monitoring services. The purchase price was approximately $1,000,000 of which $900,000 was paid at the closing, and the remainder paid during the third quarter of 1995. The acquisition was accounted for as a purchase transaction, and, as a result, the Company recorded goodwill of approximately $631,000 which is being amortized over the estimated life of seven years.

   The results of the acquired business have been included in the Company's consolidated financial statements from the date of the acquisition. The Company does not expect the acquisition to have a material impact on its 1995 operating results.

4. In connection with the September, 1993 acquisition of Carepartners, Inc., the Company issued a warrant to purchase 100,000 shares of the Company's common stock at $4.78 per share. In September 1995, an agreement was entered into whereby the Company, in exchange for payment of $539,000, received the right, title and interest in and to the warrant, including the ability to exercise all the shares issued as part of the warrant. The price paid for the warrant approximated the fair market value and therefore the purchase was recorded as a reduction of retained earnings.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 1995 were $11,416,000, 19% higher than total revenues of $9,573,000 earned for the quarter ended September 30, 1994. For the nine months ended September 30, 1995, total revenues increased 21% to $32,207,000 compared with $26,508,000 for the same period in 1994.

Service revenues for the third quarter of 1995 increased by 39% to $5,033,000, compared with $3,617,000 for the third quarter of 1994. For the nine months ended September 30, 1995, service revenues were $13,459,000, 32% higher than the $10,194,000 recorded for the nine months ended September 30, 1994. With the May, 1995 acquisition of Tele-Response and Support Services, Inc. and overall growth in the number of monitored subscribers, the Company continues to transition to a service-oriented recurring revenue business. This transition also includes the conversion of subscribers from existing self-monitored health care provider programs to Lifeline Central(TM).

Product sales increased 10% for the quarter ended September 30, 1995 to $6,056,000 from $5,510,000 for the comparable period in 1994. For the nine months ended September 30, 1995, product sales were $17,705,000, an increase of 19% from the $14,865,000 reported for the nine months ended September 30, 1994. These increases were attributable to health care providers increasing the volume of the Communicator Plus(TM) product purchased as they continue to upgrade their existing inventory of older products, plus higher accessory sales relating to the wide acceptance of the Slimline(TM) button introduced in the third quarter of 1994. Also, the introduction of the new CarePartner(TM) product in the third quarter of 1995 contributed to the positive results. This enhanced communicator model is designed to incorporate the latest technology. The product utilizes digitized speech technology, called VoiceAssist(TM), which clarifies alarm messages and instructs users in a friendly reassuring manner. While product sales during 1995 continue to be strong, the Company's ability to sustain the current level of product sales growth in the long run depends upon its ability to expand the market for its personal response services. The Company believes that its new products will be a supporting factor in meeting this challenge.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, decreased by 27% to $327,000 for the three months ended September 30, 1995 from $446,000 for the same period in 1994. For the nine months ended September 30, 1995, finance and rental income decreased by $406,000 to $1,043,000 compared with $1,449,000 for the nine months ended September 30, 1994. The decline is due to the overall aging of the lease portfolio in addition to a 1994 arrangement to direct new lease activity to a third party leasing agent.

Cost of sales was 35% of product sales for the third quarter of 1995, a significant improvement from 41% for the third quarter of 1994. For the nine months ended September 30, 1995, cost of sales represented 37% of product sales compared with 40% for the nine months ended September 30, 1994. The improvement is a result of higher costs in 1994 associated with the introduction of the Communicator Plus(TM) product, coupled with a higher selling price in 1995 for the Slimline(TM) button. Also, continued production efficiencies, resulting from an increased volume of shipments in 1995, have had a favorable impact, but may not repeat at the same level.

Cost of services, as a percentage of service revenue, improved to 40% for the third quarter of 1995 from 42% for the third quarter of 1994. For the nine months ended September 30, 1995, cost of services decreased to 39% of service revenues compared with 43% for the comparable period in 1994. The improvement is attributable to continued operating efficiencies achieved with the higher subscriber volume. Also, in 1994, the higher operating expenses associated with the Communicall business were significantly reduced during 1995 by integrating its monitoring center and management and administrative functions at the Company's headquarters.

Selling, general and administrative expenses were 48% of total revenues for the three months ended September 30, 1995 as compared to 47% for the same period in 1994. For the nine months ended September 30, 1995 and 1994, selling, general and administrative expenses were 49% of total revenues. As the Company continues to expand its service offerings, which are designed to optimize the strengths of our local Lifeline programs, expenditures related to employee training programs, customer satisfaction, and sales and marketing strategies remain high. Management and administrative expenses associated with projects undertaken to strengthen the business also occurred. For the remainder of the year, selling, general and administrative expenses are expected to remain stable or improve slightly as a percentage of total revenues.

For both the three and nine month periods ended September 30, 1995, research and development expenses were 4% of revenues compared with 5% for the same periods in 1994. Research and development efforts are focused on ongoing product improvements and technological enhancements. The Company intends to maintain 1995 research and development expenses, as a percentage of total revenues, at approximately the same level as in the first nine months of the year.

The Company's effective tax rate was 42% for the three and nine month periods ended September 30, 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1995, the Company's cash and cash equivalents increased $3,300,000 to $12,900,000 at September 30, 1995 from $9,600,000 at December 31, 1994. The increase in cash was provided by profitable operations and $2,400,000 received from the Company's existing lease portfolio, combined with the timing of the payment of accounts payable and accrued expenses. Offsetting these favorable changes was $2,000,000 utilized to purchase property and equipment for use in the operations of the business and in the development and manufacture of products and services. Additionally, in September, 1995, the Company paid $539,000 under an agreement to receive the right, title and interest in and to the warrant to purchase 100,000 shares of the Company's common stock, which was issued in connection with the acquisition of Carepartners, Inc. in September, 1993.

In May, 1995, the Company completed the acquisition of Tele-Response & Support Services, Inc. of Raynham, Massachusetts. Tele-Response was a distributor of Lifeline's response monitoring services. The purchase price was approximately $1,000,000 of which $900,000 was paid at the closing, and the remainder paid in the third quarter of 1995. The acquisition was accounted for as a purchase transaction, and, as a result, the Company recorded goodwill of approximately $631,000 which is being amortized over the estimated life of seven years. The results of the acquired business have been included in the Company's consolidated financial statements from the date of the acquisition. The Company does not expect the acquisition to have a material impact on its 1995 operating results.

In October, 1993, the Company's Board of Directors approved the repurchase of up to 300,000 shares of the Company's stock from time to time in the open market for general corporate purposes, including shares for use in connection with the employee stock option plans and stock purchase plans. Of the 300,000 shares approved, the Company has purchased 187,000 shares, excluding warrants, through September 30, 1995. No shares were purchased during the first nine months of 1995.

Given the Company's current cash, cash equivalents and revenue levels, funding requirements for operations and in support of future growth are expected to be met primarily from existing cash balances and funds generated from operations. The Company currently believes that cash provided from these sources will be sufficient to meet its operating and investing requirements, including any potential acquisitions.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K-No reports on Form 8-K were filed for the three months ended September 30, 1995.

     (b) Exhibits - The Exhibit which is filed with this Report or which is incorporated herein by reference is set forth in the Exhibit Index which appears on page 12 hereof.

                             LIFELINE SYSTEMS, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 13, 1995                            LIFELINE SYSTEMS, INC.
---------------------                        ----------------------
Date                                         Registrant


                                             /s/ Ronald Feinstein
                                             -----------------------------
                                             Ronald Feinstein
                                             Chief Executive Officer


                                             /s/ Dennis Hurley
                                             -----------------------------
                                             Dennis Hurley
                                             Vice President of Finance and
                                             Administration
                                             Principal Financial and
                                             Accounting Officer