Form 10-K
period 1995-12-31
LIFELINE SYSTEMS INC
filed 1996-03-29
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1995             Commission File Number 0-13617

                             LIFELINE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                          04-2537528
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

  640 Memorial Drive, Cambridge, Massachusetts         02139-4851
    (Address of principal executive offices)           (Zip Code)

                                 (617) 679-1000
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:

                          Common stock $0.02 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 29, 1996, 5,702,822 shares of the Registrant's Common Stock were outstanding and the aggregated market value of such Common Stock held by non-affiliates of the Registrant was approximately $70,000,000.

                               ------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 15, 1996 are incorporated by reference into
     Part III hereof.

Exhibit index is located on pages 33 through 36 of this Report.

                                     PART I

ITEM 1.  Business

  General

     Lifeline Systems, Inc. (the "Company"), designs, manufactures, and markets personal response products and provides monitoring and other services associated with those products. Through its central monitoring facility, the Company provides 24-hour monitoring to its subscribers, primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals. These subscribers communicate with the Company primarily through a personal help button, worn or carried by the individual subscriber, and a communicator, which connects to the telephone line in the subscriber's home. The Company believes it is a major provider of such services.

  Business Developments

     In March, 1995, Dennis M. Hurley joined the Company as Vice President, Finance; Chief Financial Officer; and Treasurer. Thomas E. Loper joined the Company in September, 1995 as Vice President, Subscriber Services.

     During the second quarter of 1995, the Company acquired the assets of Tele-Response and Support Services, Inc. Tele-Response was a distributor of the Company's response monitoring products and services.

     In the third quarter of 1995, the Company launched CarePartner(TM), a new line of home communicators which incorporate digital speech technology, called VoiceAssist(TM), to clarify alarm messages and instruct users in a friendly, reassuring manner. The new units offer additional features, increased personal help button range, and simplified functionality as compared to the Company's older models.

  Industry Segments

     The Company operates in one industry segment. Its operations consist of designing, manufacturing, and marketing personal response products and providing monitoring and other services associated with those products. Foreign revenues, principally from Canada, are not material, and the Company has no significant assets in foreign countries.

  The Lifeline Service

     The Company's principal offering, called LIFELINE(R), consists of equipment manufactured by the Company combined with a monitoring service. The equipment includes a personal help button, worn or carried by the individual subscriber, and a communicator, which connects to the telephone line in the subscriber's home. When pressed, the personal help button sends a radio signal to the communicator; the communicator automatically dials a response center where monitoring personnel answer the call and dispatch the designated responders, typically a friend or relative of the subscriber, and/or emergency service.

     The Company's monitoring service is a personal response service which provides 24-hour monitoring and personalized support to elderly individuals with medical or age-related conditions and to physically challenged individuals throughout the United States and Canada. Through use of the LIFELINE service, individuals in need of help are able to signal monitoring personnel in the Company's monitoring center, Lifeline Central(TM). These trained monitors identify the nature and extent of the subscriber's particular need and manage the situation according to the subscriber's predetermined response sequence of friends, neighbors, and/or emergency personnel. Since its acquisition of the assets of CarePartners, Inc., in September, 1993, the Company also offers a supportive home monitoring service called CommuniCall(R). This service, distinct from the LIFELINE personal response service, emphasizes social support for elderly individuals who live alone, rather than solely a response to an emergency situation. The equipment used by subscribers to the CommuniCall service is similar to that used by subscribers to LIFELINE: a personal help button and a communicator.

     The Company's monitoring operation is supported by its proprietary CORMIS(TM) system, a computer-based system utilizing advanced software technologies and integrated telecommunication services. The system receives incoming signals from subscribers' communicators, matches and retrieves the appropriate subscriber data records from a central database, and routes both the call and the data record to monitoring personnel in Lifeline Central.

     In the past, the Company offered its customers, typically health care providers which established their own Lifeline programs, two alternatives for providing the LIFELINE monitoring service: they could perform their own monitoring locally using equipment and software manufactured by the Company or they could utilize Lifeline Central. Although the Company continues to service equipment for customers who perform their own monitoring, the Company no longer markets the equipment necessary for new providers to monitor their own subscribers. New providers utilize Lifeline Central to monitor their subscribers.

     Lifeline also plans to provide its local programs with a comprehensive set of monitoring and business support services which will reduce the program management responsibilities and administrative burden associated with a local monitoring center. In addition, the Company also provides monitoring coverage directly to selected subscribers who do not have access to a local Lifeline program.

     The Company offers several versions of its communicators. All models currently available provide two-way voice communication over a speaker phone between the subscriber and the response center as well as other features. The product line offers customers flexibility in terms of price and functionality.

     In the third quarter of 1995, the Company launched CarePartner, a new generation of home communicators which incorporate digital speech technology, called VoiceAssist, to clarify alarm messages and instruct users in a friendly, reassuring manner. The new units offer additional features, increased personal help button range, and simplified functionality as compared to the Company's earlier models

     Lifeline's premier model, the CommuniCator Plus(TM), was introduced in the second quarter of 1994. The CommuniCator Plus is not only a communicator, but is also a full-function telephone, with special features for those with visual or hearing limitations. CommuniCator Plus offers enhanced voice clarity with significantly greater personal help button range than the Company's other models, and includes a large, illuminated keypad and adjustable volume handset, ringer and speaker phone for subscribers with visual or hearing limitations. Like many of the Company's other models, CommuniCator Plus offers the RSVP(TM) feature that allows the subscriber to answer routine phone calls by pushing the personal help button.

     The Slimline(TM), introduced in late 1993, is the Company's leading personal help button. It is fully waterproof, half the size and weight of previous personal help buttons, and offers the same performance in a design that is more attractive and comfortable for subscribers to wear. The Slimline can be used with all current models and can replace other personal help buttons that are used with the Company's earlier communicator products.

  Customers

     The Company primarily markets its products and services to hospitals, institutions, and other service providers in a variety of health care-related fields. Hospitals, however, have historically been the Company's primary market. The Company believes that hospitals offer Lifeline's products and services to capture revenues from the sale of the service, improve health care for the communities they serve, enhance community relations, market other hospital services to the subscriber base, and/or contain health care costs by facilitating early discharge from the hospital and reducing the need for nursing home care.

     The Company also offers its monitoring service directly to selected consumers in order to serve subscribers who do not have access to a local LIFELINE program.

  Marketing

     The Company markets its products and services through a direct sales organization in the United States and Canada.

     In support of the sales effort, these sales professionals assist the Company's institutional customers in developing a marketing plan for the Lifeline program, monitoring progress against that plan, and providing training to the customer's staff on the management of their local Lifeline program. Programs' marketing plans typically address the introduction of Lifeline's services to key decision makers and service providers within the customer's organization; the planning and delivery of presentations to community responders such as police, fire, and medical emergency professionals; and the development of local referral networks of elder care and other service organizations. Lifeline personnel also provide continuing operational support, ongoing consultation, and program evaluations.

     For individuals for whom no local Lifeline program is available, the Company provides the LIFELINE service to these individuals directly. Development of this business is supported by an internal sales force.

  Source of Raw Materials

     The Company manufactures all of its products, relying on outside vendors for components and enclosures. Any difficulties in obtaining these parts will have a direct effect on the Company's ability to meet shipment targets. Although the Company does generally have two or more suppliers for its proprietary components, it has no assurance that it will not encounter component shortages in the future, which may adversely affect the results of operations.

  Patents, Licenses and Trademarks

     The Company considers its proprietary know-how with respect to the development, manufacture, and marketing of its personal response services to be a valuable asset. Due to rapid technological changes that characterize the industry, the Company believes that continuing development of new products, the improvement of existing products, and patent and license protection are important in maintaining a competitive advantage.

     Although the Company owns numerous patents and patent applications in the United States, Canada, and other countries, the Company does not believe that its business as a whole is or will be materially dependent upon the protection afforded by its patents.

     The Company's LIFELINE trademark and servicemark are registered at the United States Patent and Trademark Office and in most states and some foreign countries. The Company also has a number of other trademarks.

  Research and Development

     Research and development continues to be an important strategic element for the Company and is geared toward enhancing and augmenting the Company's products and services. Research and development expenses were $1,701,000, $1,682,000, and $1,599,000 for the years ended December 31, 1995, 1994, and
  1993, respectively.

  Backlog/Seasonality

     Because of the nature of the Company's products, it endeavors to minimize the time which elapses from the receipt of a purchase order to the date of delivery of the products. Accordingly, the Company's backlog as of the end of any period represents only a portion of the Company's expected sales for the succeeding period and is not significant in understanding the Company's business. The Company does not believe that the industry in which it operates is seasonal.

  Government Regulation

     The Company's products are registered with the Federal Communication Commission ("FCC") and comply with FCC regulations pertaining to radio frequency devices (Part 15) connected to the telephone system (Part 68). The Company has also received registrations of equipment from Canadian agencies. As new models are developed, they are submitted to appropriate agencies as required.

     The Company has registered its communicator products with the United States Food and Drug Administration.

     None of the Company's business is subject to negotiation of profits or termination of contract by the government, nor is it impacted by any existing environmental laws.

  Competition

     The Company believes that it is a major provider of personal response products and services. Other companies offer services and products competitive with those offered by the Company, including many burglar alarm companies which offer emergency response as a part of security services. These companies offer personal response services on a regional or national basis through both health care providers and directly to the subscribers themselves.

     Although price is a competitive factor, the Company believes that its customers' main considerations in choosing a personal response service are product and service performance and reliability; customer support and service; and reputation and experience in the industry. The Company believes it competes favorably with respect to these factors.

  Employees

     As of February 29, 1996 the Company employed approximately 342 full-time and permanent part-time employees. None of the Company's employees is represented by a collective bargaining unit, and the Company believes its relations with its employees are good.


ITEM 2.   Properties

  The Company leases a portion of a facility in Cambridge, Massachusetts which serves as its corporate headquarters and houses its manufacturing and monitoring operations. The lease includes two five-year options to renew at the end of the initial ten-year lease term. The Company believes that this facility is adequate for its current needs.

ITEM 3.   Legal Proceedings

  None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

  None.

Executive Officers of the Registrant

  The following table sets forth certain information regarding the executive officers of the Company as of December 31, 1995:



       Name                               Position                      Age
--------------------  ------------------------------------------------  ---

L. Dennis Shapiro     Chairman of the Board                              62
Ronald Feinstein      President, Chief Executive Officer
                      and Director                                       49
Dennis M. Hurley      Vice President, Finance,
                      Chief Financial Officer, Treasurer                 49
Heather E. Edelman    Vice President, Human Resources                    48
John D. Gugliotta     Vice President, Operations                         48
Thomas E. Loper       Vice President, Subscriber Services                46
Richard M. Reich      Vice President, Technology and Advanced Services   48
Donald G. Strange     Vice President, Sales                              49
Paul V. Vizzini       Vice President, Marketing                          48
Norman B. Asher       Clerk                                              69


  L. Dennis Shapiro joined the Company in July, 1978 as Chairman of the Board, Chief Executive Officer and Treasurer and has at various times served as President and Chief Financial Officer.

  Ronald Feinstein became an employee of the Company in September, 1992 and became Executive Vice President and Chief Operating Officer in October, 1992. He was appointed President and Chief Executive Officer in January, 1993. Mr. Feinstein has served as a director of the Company since 1985. From January, 1991 until September, 1992, he was President and Chief Executive Officer of International Business Interiors.

  Dennis M. Hurley joined the Company in March, 1995 as Vice President, Finance; Chief Financial Officer; and Treasurer. From 1977 to 1994, Mr. Hurley held various senior financial management positions with Avery Dennison, most recently as Group Controller for the Office Products Group.

  Heather E. Edelman joined the Company in June, 1993 as Vice President, Human Resources. From 1989 through 1992, Ms. Edelman was Manager, Human Resources Programs for ROLM, which manufactures, markets and services telecommunications products and services.

  John D. Gugliotta has been Vice President, Operations since June, 1990. Mr. Gugliotta had served as Vice President, Manufacturing since he joined the Company in August, 1987.

  Thomas E. Loper joined the Company in September, 1995 as Vice President, Subscriber Services. From 1993 until 1995, Mr. Loper served as Area Vice President for Herman Miller, manufacturer of office furniture. Prior to that, he was President of Business Interiors, a division of International Business Interiors, from 1991 until 1993.

  Richard M. Reich has been Vice President, Technology and Advanced Services since August, 1994. From June, 1990 to August, 1994, Mr. Reich had served as Vice President, Product Planning and Development. Since joining the Company in April, 1986 he had held the position of Vice President, Engineering.

  Donald G. Strange joined the Company in February, 1993 as Vice President, Sales. From September, 1992 to January, 1993, Mr. Strange was Senior Vice President and General Manager of American Distribution System, which manages the distribution of prescription drugs and controlled substances. From 1969 to 1992, he was employed by Hoffman-La Roche, Inc., where he held various management positions in sales and marketing, most recently as National Director of Sales for its Roche Home Healthcare Services division.

  Paul V. Vizzini joined the Company in June, 1993 as Vice President, Marketing. From 1968 to 1993, he was employed by Avery Dennison, where he held various senior marketing and operations management positions, most recently as Vice President/General Manager of the Customer Operations Division.

  Norman B. Asher has been the Clerk of the Company since July, 1978 and since 1965 has been a partner of the law firm of Hale and Dorr, which has been general counsel to the Company since 1976.

                                    PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Quarterly Market Information and Related Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "LIFE." On February 29, 1996, the Company had 541 shareholders of record.
The table below reflects the high and low sales price for 1995 and 1994.




                                                     High       Low

1995      First Quarter                           $  7.13    $  5.38
          Second Quarter                             8.13       5.25
          Third Quarter                             13.25       7.63
          Fourth Quarter                            14.13      10.88

1994      First Quarter                           $  5.38    $  3.88
          Second Quarter                             4.50       3.88
          Third Quarter                              4.75       3.88
          Fourth Quarter                             6.50       4.00


During the periods presented, the Company has not paid or declared any cash dividends on its common stock. While the payment of dividends is within the discretion of the Company's Board of Directors, the Company presently expects to retain all of its earnings for use in financing the future growth of the Company.

ITEM 6.   Selected Financial Data

Selected Financial Data


(in thousands, except per share data)           1995         1994        1993        1992        1991
                                                ----         ----        ----        ----        ----
OPERATING RESULTS

     Total revenues                          $ 43,379     $ 36,141    $ 30,059    $ 28,496    $ 38,463

     Income (loss) before taxes                 5,505        3,413       1,870      (4,460)      6,295

     Net income (loss)                          3,148        1,980       1,085      (2,944)      3,669

     Net income (loss) per share             $   0.51     $   0.34     $  0.19    $  (0.54)   $   0.64

     Weighted average common and
     common equivalent shares
     outstanding                                6,115        5,776       5,680       5,429       5,732


FINANCIAL POSITION (1)

     Working capital                         $ 15,253     $ 14,971    $ 10,469     $ 8,970    $ 11,695

     Total assets                              31,961       28,883      28,327      25,935      29,263

     Long-term debt                                32           85         395         458         323

     Stockholders' equity                      24,289       21,208      19,421      18,462      20,833


(1) There were no cash dividends paid or declared during any of the periods presented.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

This and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income, or earnings per share. There are a number of factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecast or projected in any such forward-looking statement. A discussion of these risk factors is included herein under the caption "Significant Risk Factors" which contains certain, but not necessarily all, of the factors which the management of the Company presently believes could cause the Company's actual operating results to be materially different from that forecast or projected in any forward-looking statement.

RESULTS OF OPERATIONS

1995 Compared with 1994

Total revenues for the year ended December 31, 1995 were $43.4 million, an increase of 20% compared with the $36.1 million recorded in 1994.

Total service revenues, primarily from monitoring, increased 34% to $18.6 million in 1995 from $13.9 million in 1994. The Company continues to transition to a service-oriented business, with its focus on developing its base of subscribers and recurring service revenues. The success of this strategy was demonstrated by a 35% growth in the number of subscribers monitored by Lifeline Central(TM), which totaled nearly 120,000 by year end, resulting in a 32% increase in monitoring revenues. This rapid expansion was driven by the Company's continued conversions of locally-monitored programs to Lifeline Central, growth in existing programs, and from the acquisition of Tele-Response and Support Services, Inc. during the second quarter of 1995.

Net product sales increased 15% to $23.4 million in 1995 from $20.4 million in 1994. The Company introduced a new product line, the CarePartner(TM), during the third quarter. This new communicator incorporates advanced technologies, including digital speech, or VoiceAssist(TM), which clarifies alarm messages and instructs users in a friendly, reassuring manner. In addition, 1995 results benefited from an entire year of sales of the Company's premier model, the CommuniCator Plus(TM). This communicator was introduced during the second quarter of 1994 and provides extended range and enhanced voice clarity in addition to being a full-featured speaker telephone. Strong sales of this product have continued through 1995 and contributed significantly to year-over-year growth in product revenues. The Company also experienced a significant increase in accessory sales, driven primarily by the Slimline(TM) personal help button. While the success of these products strengthened product sales in 1995, the Company's ability to sustain the current level of product sales in the long run depends upon its ability to expand the market for its personal response services. The Company believes its new products will be a factor in meeting this challenge.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, decreased $0.6 million to $1.3 million in 1995 from $1.9 million for the previous year. The decline is attributable to the overall aging of the existing lease portfolio. In January, 1994 the Company entered into an arrangement with a third-party leasing agent, offering competitive rates and programs. This arrangement provided cash flow benefits during 1994 and 1995. In January, 1996 the Company terminated this arrangement and introduced a more customer-focused, internally managed and funded leasing program which is expected to increase finance income in future years.

The Company continued to improve the profitability of its service operations. Overall cost of services was 40% of service revenues in 1995, compared with 41% for 1994. The most significant component of the improved cost structure was the Company's realization of a full year of operating expense savings resulting from the integration of monitoring and administrative functions of its CommuniCall operation during the second half of 1994. During 1995, the Company focused its efforts to expand and better serve its subscriber base through investments in a supporting organization. The Company will continue to invest in its service business in upcoming periods.

Cost of sales was 36% of product sales in 1995 compared with 40% in 1994. The improvement is largely attributable to a shift in the Company's product mix toward lower cost models, including the new CarePartner series and its focus aimed at manufacturing high quality, lowest-cost products. Also, overall product mix improved as a result of increasing accessory sales, which yielded higher average selling prices than in the prior year.

Selling, general, and administrative expenses as a percentage of total sales remained constant at 48%. The increase in expenditures in 1995 was largely attributable to market development and promotional strategies aimed at the health care channel and related referral networks, as well as the Company's acquisition of Tele-Response and Support Services, Inc. Other elements of selling, general, and administrative expense included continued expenses for improvements in the systems infrastructure for subscriber support and sales and management bonuses relating to favorable 1995 performance.

Research and development expenses represented 4% of revenues in 1995 versus 5% in 1994. Research and development efforts are focused on ongoing product improvements, and the Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level.

The Company's effective tax rate was 43% for 1995 as compared with 42% in 1994.

1994 Compared with 1993

Total revenues for the year ended December 31, 1994 were $36.1 million, an increase of 20% compared with the $30.1 million recorded in 1993.

Service revenues, primarily from monitoring services, increased 35% to $13.9 million in 1994 from $10.3 million in 1993. The growth in service revenues was directly attributable to an increase in the number of subscribers monitored by the Company's Lifeline Central monitoring service. The additional subscribers resulted from conversions to Lifeline Central of health care providers' programs that had been locally monitored, as well as from a greater number of subscribers served by health care providers that already use Lifeline Central. Additionally, a full year of revenue from the CommuniCall(R) business, acquired in September, 1993, contributed to the increase.

Net product sales increased 17% to $20.4 million in 1994 from $17.4 million in 1993. Increased shipment volumes as well as slightly higher average selling prices resulted largely from the second quarter 1994 introduction of the Company's newest and premier model communicator, the CommuniCator Plus. This advanced communicator offers extended range and enhanced voice clarity and is also a full-featured telephone. Sales of the Company's new Slimline(TM) personal help button, which was introduced in late 1993, also contributed to the increase. The Slimline, lighter and more comfortable than previous models, has provided customers an opportunity to replace earlier buttons with a newer, more contemporary design. While the initial success of these products strengthened product sales in 1994, the Company's ability to sustain the current level of product sales in the long run depends upon its ability to expand the market for its personal response services. The Company believes its new products will be a factor in helping it to meet this challenge.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, decreased $0.5 million to $1.9 million in 1994 from $2.4 million for the previous year. The decline was attributable to lower receivable balances due to the overall aging of the existing lease portfolio.
In January, 1994 the Company entered into an arrangement with a third-party leasing agent, offering competitive rates and programs. Under the new arrangement, the Company assigned new leases to the agent generating cash at the time of sale rather than over the lease term. Finance income is expected to decline while this relationship is in effect.

Cost of sales was 40% of product sales in 1994 compared with 41% in 1993. The slight improvement was attributable to higher average selling prices in 1994 related to the sales of the new CommuniCator Plus product. Cost of services was 41% of service revenues for both 1994 and 1993, as efficiencies realized from the higher base of monitored subscribers were offset by the higher operating expenses for the acquired CommuniCall business, a brand of CarePartners, Inc.
In July, 1994 the Company relocated CommuniCall from San Diego, California to the Company's new headquarters in Cambridge, Massachusetts. The consolidation of CommuniCall's monitoring center, management, and administrative functions is expected to have a positive effect on overall operating expenses of the Company's service business in the future.

As a percentage of total revenues, selling, general and administrative expenses improved to 48% in 1994 from 51% in 1993. Expenditures in 1994 included expenses associated with sales and marketing strategies aimed at the health care channel and related referral networks. Such expenses included marketing support and promotional materials to assist local Lifeline programs in marketing the Company's products and services in their communities. Selling, general, and administrative expenses also included sales and management bonuses relating to the improved 1994 performance.

Research and development expenses represented 5% of revenues in both 1994 and 1993. Research and development efforts are focused on ongoing product improvements, and the Company expects to maintain these expenses, as a percentage of total revenues, at a consistent level.

The Company's effective tax rate was 42% for both 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1995, cash and cash equivalents decreased $6.1 million at December 31, 1995 from $9.6 million at December 31, 1994. The decrease in cash and cash equivalents resulted from the investment of excess cash reserves as the Company adopted a revised investment strategy for its cash and temporary investments. The Company's portfolio of cash, cash equivalents, and investments grew by over $3.2 million in total as a result of positive cash flows from profitable operations, including payments received from the Company's portfolio of sales-type leases. The Company used $2.7 million of cash for equipment purchases for use in the development and manufacture of its products and services.

In May, 1995 the Company completed the acquisition of the assets of Tele-Response and Support Services, Inc., of Raynham, Massachusetts. Tele-Response was a distributor of the Company's personal response products and services. The purchase price was approximately $1.0 million, of which $0.9 million was paid at the closing and the remainder paid in the third quarter of 1995. The acquisition was accounted for as a purchase transaction and, as a result, the Company recorded goodwill of approximately $0.6 million which is being amortized over an estimated life of seven years. The results of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition and did not have a material impact on 1995 operating results.

In September, 1995 the Company paid $539,000 to repurchase a warrant on 100,000 shares of the Company's common stock. The warrant had been issued in connection with the acquisition of the assets of CarePartners, Inc. in September, 1993.

In October, 1993 the Company's Board of Directors approved the repurchase of up to 300,000 shares of the Company's common stock from time to time in the open market for general corporate purposes, including shares for use in connection with employee stock option plans and stock purchase plans. The Company has purchased 197,000 shares of the approved amount through December, 1995. During 1995, $122,000 of cash was used to purchase 10,000 shares of treasury stock.

The Company's $2.0 million line of credit and its $1.0 million lease line expired in June, 1994. There had never been any borrowings under either facility. In November, 1995, the Company secured a $4.0 million line of credit effective in January, 1996. This credit agreement contains a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the Company's capacity to secure additional debt financing.

In October, 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. This statement encourages, but does not require, employers to adopt a fair-value based accounting method for employee stock-based arrangements in place of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has decided to adopt the disclosure provisions of this new standard for the year ended December 31, 1996; therefore, its adoption will have no impact on its results of operations and financial position.

Given the company's current cash, marketable securities, and revenue levels, funding requirements for operations and in support of future growth are expected to be met primarily from existing cash and investment balances and funds generated from operations. The Company expects these sources will be sufficient to finance the requirements of its internally funded lease financing program, stock repurchases, other investments in support of its current business, and any potential acquisitions through 1996.

SIGNIFICANT RISK FACTORS

The ability of the Company to attain the financial or other results that may be forecast or projected from time to time is subject to a number of risk factors, including the ability of the Company to introduce new services and products and enhancements at competitive prices and on a timely basis, the ability of the Company to market its services directly to subscribers, the ability of the Company to provide technologically advanced services and products in comparison to those offered by competitors, the ability of the Company to make appropriate acquisitions and to integrate the acquired companies successfully, and the risk factors listed from time to time in the Company's reports to the Securities and Exchange Commission. The Company may fail to meet any such forecast or projected results for reasons other than those set forth above.

ITEM 8.   Financial Statements and Supplementary Data


Quarterly Results of Operations



(Unaudited)                                                             Quarter Ended
(Dollars in thousands, except per share data)     Mar 31       Jun 30      Sep 30      Dec 31     Full Year
1995      Total revenues                         $ 9,711      $ 11,080     $11,416     $11,172     $ 43,379
          Net income                                 527           744         883         994        3,148
          Net income per common share            $  0.09      $   0.12     $  0.14     $  0.16     $   0.51

1994      Total revenues                         $ 8,040      $  8,892     $ 9,573     $ 9,636     $ 36,141
          Net income                                 309           369         584         718        1,980
          Net income per common share            $  0.05      $   0.06     $  0.10     $  0.12     $   0.34


Report of Independent Accountants

To the Stockholders and Board of Directors of Lifeline Systems, Inc.:

We have audited the accompanying consolidated financial statements and financial statement schedule of Lifeline Systems, Inc. listed in Items 14(a)(1) and 14(a)(2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifeline Systems, Inc. as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material aspects, the information to be included therein.



                                               /s/ Coopers & Lybrand L.L.P.
                                               ----------------------------
                                               Boston, Massachusetts
                                               February 13, 1996

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1995 and 1994
                            (Dollars in thousands)

                                                             1995      1994
                                                             ----      ----
ASSETS
Current assets:
  Cash and cash equivalents                                $  3,490  $  9,555
  Short-term investments                                      6,726        -
  Accounts receivable trade, net of allowance for doubtful
    accounts of $156 in 1995 and $221 in 1994                 5,976     4,943
  Inventories                                                 1,394     1,511
  Net investment in sales-type leases                         1,992     3,222
  Other current assets                                          624       280
  Deferred income taxes                                       1,093     1,030
                                                           --------  --------
    Total current assets                                     21,295    20,541

Long-term investments                                         2,597        -
Property and equipment, net                                   4,648     3,450
Goodwill, net                                                 2,018     1,748
Net investment in sales-type leases                           1,208     2,941
Other assets                                                    195       203
                                                           --------  --------
    Total assets                                           $ 31,961  $ 28,883
                                                           ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                     $ 2,508   $ 2,599
  Accrued payroll and payroll taxes                           1,702     1,136
  Accrued income taxes                                          319        -
  Deferred revenues                                             936       954
  Current portion of obligations under capital lease             91       273
  Product warranty                                              456       369
  Other current liabilities                                      30        39
  Accrued restructuring charges                                  -        200
                                                           --------  --------
    Total current liabilities                                 6,042     5,570

Obligations under capital lease                                  32        85
Deferred income taxes                                         1,148     1,954
Deferred compensation                                           450        66

Commitments:
Stockholders' equity:
  Common stock, $.02 par value, 10,000,000 shares
   authorized, 6,132,457 and 5,939,202 shares issued
   in 1995 and 1994, respectively                               123       118
  Additional paid-in capital                                 15,161    14,533
  Retained earnings                                          10,975     8,366
                                                           --------  --------
                                                             26,259    23,017
  Less: treasury stock at cost, 436,848 shares in 1995
    and 444,287 shares in 1994                               (1,620)   (1,559)
  Notes receivable - officers                                  (350)     (250)
                                                           --------  --------
    Total stockholders' equity                               24,289    21,208
                                                           --------  --------
    Total liabilities and stockholders' equity             $ 31,961  $ 28,883
                                                           ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             For the years ended December 31, 1995, 1994, and 1993
                   (In thousands except for per share data)


                                              1995      1994      1993
                                              ----      ----      ----
Revenues
  Net product sales                          $ 23,440  $ 20,394  $ 17,449
  Services                                     18,602    13,860    10,256
  Finance and rental income                     1,337     1,887     2,354
                                             --------  --------  --------

    Total revenues                             43,379    36,141    30,059
                                             --------  --------  --------

Costs and expenses
  Cost of sales                                 8,500     8,232     7,175
  Cost of services                              7,454     5,740     4,197
  Selling, general, and administrative         20,959    17,421    15,394
  Research and development                      1,701     1,682     1,599
                                             --------  --------  --------

    Total costs and expenses                   38,614    33,075    28,365
                                             --------  --------  --------

Income from operations                          4,765     3,066     1,694
                                             --------  --------  --------

Other income (expense)
  Interest income                                 748       368       223
  Interest expense                                 (8)      (21)      (47)
                                             --------  --------  --------

    Total other income, net                       740       347       176
                                             --------  --------  --------

Income before income taxes                      5,505     3,413     1,870
Provision for income taxes                      2,357     1,433       785
                                             --------  --------  --------

Net income                                    $ 3,148   $ 1,980   $ 1,085
                                             ========  ========  ========
Net income per common share:
  Primary                                      $ 0.51    $ 0.34    $ 0.19
  Fully diluted                                $ 0.51    $ 0.34    $ 0.19

Weighted average common and common equivalent shares outstanding:

  Primary                                       6,115     5,776     5,680
  Fully diluted                                 6,217     5,880     5,831


The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the years ended December 31, 1995, 1994, and 1993
                            (Dollars in thousands)


                                                         Common Stock      Additional                        Notes       Total
                                                     ---------------------   Paid-In   Retained  Treasury  Receivable Stockholders'
                                                       Shares      Amount    Capital   Earnings    Stock    Officers    Equity
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                            5,521,241     $116     $14,080    $5,301     ($785)     ($250)    $18,462
--------------------------------------------------------------------------------------------------------------------------------

Exercise of stock options                                21,330                   46                                         46
Issuance of stock under employee stock purchase plan     23,817                   66                                         66
Purchase of treasury stock                              (59,000)                                    (238)                  (238)
Net Income                                                                               1,085                            1,085
                                                    ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                            5,507,388      116      14,192     6,386    (1,023)      (250)     19,421
                                                    ---------------------------------------------------------------------------
Exercise of stock options                                97,110        2         222                                        224
Issuance of stock under employee stock purchase
  plan                                                   18,417                   70                                         70
Income tax benefit from stock options exercised                                   49                                         49
Purchase of treasury stock                             (128,000)                                    (536)                  (536)
Net Income                                                                               1,980                            1,980
                                                    ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                            5,494,915      118      14,533     8,366    (1,559)      (250)     21,208
                                                    ---------------------------------------------------------------------------
Exercise of stock options                               177,202        5         423                                        428
Issuance of stock under employee stock purchase
  plan                                                   16,053                   88                                         88
Purchase of treasury stock                              (10,000)                                    (122)                  (122)
Sale of stock to officer                                  8,939                   69                  31       (100)          0
Issuance of treasury stock                                8,500                   48                  30                     78
Purchase of common stock warrant                                                          (539)                            (539)
Net Income                                                                               3,148                            3,148
                                                    ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                            5,695,609     $123     $15,161   $10,975   ($1,620)     ($350)    $24,289
                                                    ===========================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1995, 1994, and 1993
                            (Dollars in thousands)


                                              1995      1994      1993
                                              ----      ----      ----
Cash flows from operating activities:
  Net income                                 $ 3,148   $ 1,980   $ 1,085
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization              2,231     2,021     1,997
    Income tax benefit from stock options
      exercised                                   -         49        -
    Deferred income taxes                       (869)   (1,191)      105
    Deferred compensation                        384        66        -
  Changes in operating assets and liabilities:
    Accounts receivable                         (961)   (1,068)      104
    Inventories                                  117      (240)      369
    Net investment in sales-type leases        2,963     3,672     1,460
    Income taxes receivable                       -        579       487
    Other assets                                (331)       53       100
    Accounts payable and accrued expenses       (117)      266       676
    Accrued payroll and payroll taxes            566      (122)      748
    Deferred revenues, product warranty,
      and other current liabilities               60       156      (146)
    Income taxes payable                         319      (420)      420
    Accrued restructuring charge                (200)     (195)   (1,065)
                                            --------  --------  --------
      Net cash provided by operating
        activities                             7,310     5,606     6,340
                                            --------  --------  --------

Cash flows from investing activities:
  Purchase of investments                     (9,323)       -         -
  Additions to property and equipment         (2,709)   (2,022)   (1,223)
  Payment for business acquisition            (1,000)     (500)   (1,694)
                                            --------  --------  --------
      Net cash (used in) investing
        activities                           (13,032)   (2,522)   (2,917)
                                            --------  --------  --------

Cash flows from financing activities:
  Principal payments under capital lease
    obligations                                 (276)     (299)     (338)
  Proceeds from common stock options
    exercised and proceeds from employee
    stock purchase plan                          516       294       112
  Purchase of common stock warrant              (539)       -         -
  Purchase of treasury stock                    (122)     (536)     (238)
  Issuance of treasury stock                      78        -         -
                                            --------  --------  --------
      Net cash (used in) financing
        activities                              (343)     (541)     (464)
                                            --------  --------  --------

Net (decrease) increase in cash and
  cash equivalents                            (6,065)    2,543     2,959
                                            --------  --------  --------
Cash and cash equivalents at beginning
  of year                                      9,555     7,012     4,053
                                            --------  --------  --------
Cash and cash equivalents at end of year     $ 3,490   $ 9,555   $ 7,012
                                            ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Lifeline Systems, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash, Short-term Investments, and Long-term Investments

The Company considers all investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. They are carried at fair value which approximates cost. The Company's investments are deemed to be available for sale. Short-term investments consist primarily of obligations of the US Government and its agencies, tax-exempt securities, commercial paper, and bank time deposits with maturities at date of acquisition beyond three months and less than one year. Long-term investments consist primarily of obligations of the US Government and its agencies, tax-exempt securities, and commercial paper with maturities at date of acquisition beyond one year and less than three years. Investments are carried at fair value, which approximates cost. Investments are made with major financial institutions. The Company has not experienced any significant losses on its investments.

The fair value of securities, which approximates cost, consists of the following at December 31, 1995:


(Dollars in thousands)
                                  Maturity
                            ----------------------
                            Less than    More than
Types of Security           one year     one year        Total
----------------------------------------------------------------

US Government and Agency
   securities               $1,535       $  500          $ 2,035
Tax-exempt securities        1,256        2,097            3,353
Corporate bonds and
   securities                3,935            -            3,935
----------------------------------------------------------------
                             6,726        2,597            9,323
----------------------------------------------------------------
Cash and Cash Equivalents                                  3,490
----------------------------------------------------------------
                                                         $12,813
----------------------------------------------------------------

Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are computed principally by the straight-line method over the useful lives of the assets, typically three to five years, or, in the case of leasehold improvements, over the lesser of the useful life or the lease term.

When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Expenditures for maintenance and repairs are charged to expense as incurred; betterments are capitalized.

Goodwill

Goodwill is amortized on a straight-line basis over an estimated useful life of seven years. Amortization expense was $361,000, $318,000, and $93,000 in 1995, 1994 and 1993, respectively. Accumulated amortization amounted to $772,000 and $411,000 as of December 31, 1995 and 1994 respectively. The Company will evaluate the possible impairment of long-lived assets, including goodwill, whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

Product Warranty

The Company's products are generally under warranty against defects in material and workmanship. The Company provides an accrual for estimated warranty costs at the time of sale of the related products.

Revenue Recognition

Revenues from the sale of personal response products are recognized upon shipment. Service revenues are associated primarily with providing monitoring and maintenance of personal response products and are recognized ratably over the contractual period. Finance income attributable to the sales-type lease contracts is initially recorded as unearned income and subsequently recognized under the interest method over the term of the leases.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109) Accounting for Income Taxes. Under this balance sheet approach, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Net Income Per Common Share

Net income per common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of stock options and warrants calculated using the treasury stock method.

Industry Segments

The Company operates in one industry segment. Its operations consist of designing, manufacturing and marketing personal response products and providing monitoring and other services associated with those products. Foreign activities, principally from Canada, are not material, and the Company has no significant assets in foreign countries.

Concentration of Credit Risk

The Company sells its products primarily to hospitals and other health care institutions. The Company performs ongoing credit evaluations of its customers and, in the case of sales-type leases, the leased equipment serves as collateral in the transactions. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Reclassification
Certain prior year balances have been reclassified to conform to the current year presentation.

B.  INVENTORIES
Inventories consist of the following:

                                          December 31,
                                       -----------------
(Dollars in thousands)                  1995       1994
--------------------------------------------------------

Purchased parts and assemblies         $  602     $  771
Work in progress                          492        361
Finished goods                            300        379
--------------------------------------------------------
                                       $1,394     $1,511
--------------------------------------------------------


C.  PROPERTY AND EQUIPMENT
Property and equipment consists of the following:


                                          December 31,
                                       ------------------
(Dollars in thousands)                  1995       1994
---------------------------------------------------------

Equipment                              $ 7,532    $ 6,712
Furniture and fixtures                     332        171
Equipment leased to others               2,661      1,276
Equipment under capital leases           1,035      1,244
Leasehold improvements                     663        612
---------------------------------------------------------
                                        12,223     10,015
Less: accumulated depreciation and
  amortization                          (7,575)    (6,565)
---------------------------------------------------------
                                       $ 4,648    $ 3,450
---------------------------------------------------------

Accumulated depreciation and amortization amounted to $1,276,000 and $810,000 on equipment leased to others and $991,000 and $1,108,000 on equipment under capital leases at December 31, 1995 and 1994, respectively.

D.  LEASING ARRANGEMENTS

As Lessor

Through March 31, 1993, the Company leased its personal response products to customers principally under sales-type leases provided by Lifeline Acceptance Corporation (L.A.C.), its wholly owned subsidiary. Effective March 31, 1993, L.A.C. was combined with the parent company for operational reasons, with no impact on the Company's results of operations or financial position. In
January, 1994 the Company entered into an arrangement with a third-party leasing agent that could offer competitive rates and programs. In January, 1996 the Company terminated this relationship and initiated an internally-financed and operated leasing program which is expected to handle the majority of new lease sales.

As sales-type leases, the lease payments to be received over the term of the leases are recorded as a receivable at the inception of the new lease. Finance income attributable to the lease contracts is initially recorded as unearned income and subsequently recognized as income under the interest method over the term of the leases.

The lease contracts are generally for five-year terms, and the residual value of the leased equipment is considered nominal at the end of the lease period.

The components of the net investment in sales-type leases are as follows:

                                          December 31,
                                       -----------------
(Dollars in thousands)                  1995       1994
---------------------------------------------------------

Minimum lease payments receivable      $ 3,994    $ 7,912
Less:  Unearned interest                   577      1,445
       Allowance for doubtful
        accounts                           217        304
---------------------------------------------------------
                                         3,200      6,163
Less  Current portion                    1,992      3,222
---------------------------------------------------------
Net investment in sales-type leases    $ 1,208    $ 2,941
---------------------------------------------------------

Future minimum lease payments due under non-cancellable sales-type leases at December 31, 1995 are as follows:

(Dollars in thousands)
1996                                $ 2,376
1997                                  1,090
1998                                    458
1999                                     55
2000                                     15
-------------------------------------------
                                    $ 3,994
-------------------------------------------

As Lessee

The Company conducts its primary operations in a leased facility under a ten-year operating lease which commenced in the second quarter of 1994. The lease includes scheduled base rent increases over the term of the lease. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company recorded a deferred credit to reflect the excess of rent expense over cash payments upon the commencement of the lease. In addition, the Company pays a monthly allocation of the building's operating expenses. The lease contains two five-year renewal options.

In conjunction with the move to the new facility, the Company also entered into operating lease arrangements for certain furniture, computer equipment, and leasehold improvements totaling approximately $1.5 million. These leases contain renewal options and expire through 2001.

The Company also has several operating lease arrangements for sales offices and office equipment that expire through 2000 and leases certain equipment under capital leases which expire through 2000.

Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more are:

(Dollars in thousands)              Capital Leases     Operating Leases
                                    -----------------------------------
1996                                    $ 97               $ 1,281
1997                                      13                 1,556
1998                                      13                 1,078
1999                                      13                   989
2000                                       6                 1,094
Thereafter                                 -                 3,155
-----------------------------------------------------------------------
Total minimum lease payments             142               $ 9,153
                                                           -------
Less amount representing interest         19
--------------------------------------------
Present value of net minimum lease
 payments                                123
Less current portion                      91
--------------------------------------------
Long-term obligation under capital
 leases                                 $ 32
--------------------------------------------



Total rent expense under all operating leases was $1,451,000, $1,208,000, and $659,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

E.  SUMMARY OF SIGNIFICANT RISKS AND UNCERTAINTIES

The ability of the Company to attain the financial or other results that may be forecast or projected from time to time is subject to a number of risk factors, including the ability of the Company to introduce new services and products and enhancements at competitive prices and on a timely basis, the ability of the Company to market its services directly to subscribers, the ability of the Company to provide technologically advanced services and products in comparison to those offered by competitors, the ability of the Company to make appropriate acquisitions and to integrate the acquired companies successfully, and the risk factors listed from time to time in the Company's reports to the Securities and Exchange Commission. The Company may fail to meet any such forecast or projected results for reasons other than those set forth above.

F. STOCK OPTIONS AND STOCK PURCHASE PLAN

In May, 1994 the stockholders approved the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides that officers and key employees may be granted either nonqualified or incentive stock options for the purchase of the Company's common stock at the fair market value on the date of grant. The employee options granted generally become exercisable at a rate of 20% per year and expire ten years from the date of grant. Certain options, as originally granted, became exercisable only to the extent the Company achieved specific financial goals. During 1995 these options were amended to provide for vesting on the earlier of the six year anniversary of the date of grant or the original vesting schedule upon the achievement of the aforementioned financial goals. As a result of this change, the Company incurred additional compensation totaling $1.8 million, which is being amortized based on a vesting schedule which approximates the expected date of meeting the specific financial goals. Compensation expense of $384,000 was recorded in 1995, and accumulated deferred compensation was $450,000 at December 31, 1995.

The 1991 Stock Option Plan also remains in effect, providing for similar grants to officers and employees. Additionally, the 1991 Plan provides for an automatic annual grant to non-employee directors. The non-employee director options become exercisable in three equal installments with the first installment exercisable on the date of grant and the second and third installments becoming exercisable on the second and third anniversaries of such date.

Prior to the adoption of the 1994 Plan, several other stock option plans were in effect and options which remain outstanding under those plans are included below.

At December 31, 1995, under the terms of these plans, options for 363,880 shares were exercisable, and 159,833 shares were available for future grants.

In October, 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. This statement encourages, but does not require, employers to adopt a fair-value based accounting method for employee stock-based arrangements in place of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has decided to adopt the disclosure provisions of this new standard for the year ended December 31, 1996; therefore, its adoption will have no impact on its results of operations and financial position.

The following table summarizes all stock option plan activity for the years ended December 31, 1993, 1994, and 1995:

                                          Option
                                          Shares     Option Price Ranges
                                         -------------------------------
Outstanding at December 31, 1992          778,216      $1.92 -  $18.50
     Granted                              186,500       3.00 -    3.56
     Exercised                            (21,330)      1.92 -    2.58
     Cancelled or lapsed                 (107,550)      1.92 -   18.50
--------------------------------------------------
Outstanding at December 31, 1993          835,836       1.92 -   18.50
     Granted                              139,250       4.00 -    5.00
     Exercised                            (97,110)      1.92 -    4.25
     Cancelled or lapsed                  (11,750)      1.92 -   18.50
--------------------------------------------------
Outstanding at December 31, 1994          866,226       1.92 -   18.50
     Granted                              207,450       5.50 -   11.88
     Exercised                           (177,202)      1.92 -    5.00
     Cancelled or lapsed                  (24,801)      3.00 -   16.33
--------------------------------------------------
Outstanding at December 31, 1995          871,673      $2.00 -  $18.50
--------------------------------------------------


In May, 1995 the stockholders approved the Lifeline Employee Stock Purchase Plan whereby eligible employees may invest up to 10% of their base salary in shares of the Company's common stock. The purchase price of the shares is 90% of the fair market value of the stock on either the commencement date or the date of purchase, whichever is lower. Under the Plan, 200,000 shares of common stock are available for purchase over ten offering periods through April, 2000, of which approximately 192,213 shares remain available. During 1995 a total of 7,787 shares were issued under the Plan.

G.  INCOME TAXES

The provision (benefit) for income taxes was computed as follows:

                                                For the years ended December 31,
                                                --------------------------------
(Dollars in thousands)                           1995         1994        1993
--------------------------------------------------------------------------------
Federal income taxes:
   Current                                      $2,563       $2,155       $614
   Deferred                                       (722)        (995)        44
--------------------------------------------------------------------------------
                                                 1,841        1,160        658
--------------------------------------------------------------------------------
State income taxes:
   Current                                         663          469        120
   Deferred                                       (147)        (196)         7
--------------------------------------------------------------------------------
                                                   516          273        127
--------------------------------------------------------------------------------
                                                $2,357       $1,433       $785
--------------------------------------------------------------------------------

The differences between the statutory U.S. federal income tax rate and the Company's effective tax rate are as follows:



                                                For the years ended December 31,
                                                --------------------------------
(Dollars in thousands)                           1995         1994        1993
--------------------------------------------------------------------------------
Provision at statutory rate                     $1,872       $1,160       $636
State income tax, net of federal tax effect        338          273         84
Other, net                                         147            -         65
--------------------------------------------------------------------------------
Provision for income taxes                      $2,357       $1,433       $785
--------------------------------------------------------------------------------

Deferred tax liabilities (assets) are comprised of the following significant items at December 31, 1995 and 1994:

                                                                December 31,
                                                           ---------------------
(Dollars in thousands)                                       1995        1994
--------------------------------------------------------------------------------
Gross deferred tax liabilities:
   Sales-type leases                                       $ 1,168     $ 2,331
   Other                                                        67           -
--------------------------------------------------------------------------------
                                                             1,235       2,331
--------------------------------------------------------------------------------
Gross deferred tax assets:
   Depreciation                                                (87)       (377)
   Inventory and warranty reserves                            (713)       (595)
   Accounts receivable reserves                               (123)       (222)
   Restructuring and other reserves                           (217)       (172)
   Other                                                       (40)        (41)
--------------------------------------------------------------------------------
                                                            (1,180)     (1,407)
--------------------------------------------------------------------------------
Deferred taxes, net                                        $    55     $   924
--------------------------------------------------------------------------------

H.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution savings plan covering substantially all of its employees. The Company's contributions, which are included in selling, general and administrative expenses, were $152,000, $152,000 and $128,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

I.  SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred capital lease obligations to obtain certain equipment in the amounts of $41,000, $0, and $40,000 in 1995, 1994, and 1993, respectively.

Cash paid for income taxes amounted to $2,908,000, $2,941,000, and $328,000 during 1995, 1994, and 1993, respectively. Cash received from income tax refunds was $562,000 in 1993. Interest paid was $8,000, $21,000, and $47,000 during 1995, 1994, and 1993, respectively.

J. REVOLVING CREDIT AGREEMENT

The Company's $2.0 million line of credit and its $1.0 million lease line expired in June, 1994. There had never been any borrowings under either facility. In November, 1995, the Company secured a $4.0 million line of credit effective in January, 1996. This credit agreement contains a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the Company's capacity to secure additional debt financing.

K.  COMMON STOCK

In September, 1995 the Company issued 8,939 shares of its common stock to the Vice President, Subscriber Services in exchange for a collateralized promissory note in the amount of $100,000. The note, which bears interest at a rate of 6.3% per annum, payable annually in arrears, is due September, 2002. In September, 1992 the Company issued 83,333 shares of its common stock to the Chief Executive Officer in exchange for a collateralized promissory note in the amount of $250,000. The note, which bears interest at a rate of 5.98% per annum, payable annually in arrears, is due September 1, 1999.

In connection with the 1993 acquisition of the assets of CarePartners, Inc., the Company issued a warrant to purchase 100,000 shares of the Company's common stock at $4.78 per share, expiring in March, 1996. In September, 1995 the Company paid $539,000 to repurchase the warrant.

L. ACQUISITION

In May, 1995, the Company completed the acquisition of the assets of Tele-Response and Support Services, Inc., of Raynham, Massachusetts. Tele-Response was a distributor of the Company's personal response products and services. The purchase price was approximately $1.0 million, of which $900,000 was paid at the closing and the remainder paid in the third quarter of 1995. The acquisition was accounted for as a purchase transaction and, as a result, the Company recorded goodwill of approximately $631,000 which is being amortized over an estimated life of seven years. The results of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition and did not have a material impact on its 1995 operating results.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

  The information under the heading "Election of Directors" in the Company's definitive proxy material for its annual meeting of stockholders to be held on May 15, 1996, is incorporated herein by reference. Information concerning officers of the Company appears in Part I of this Annual Report on Form 10-K.

ITEM 11.  Executive Compensation

  The information under the heading "Executive Compensation," excluding the "Compensation Committee Report on Executive Compensation" and the Stock Price Performance Graph in the Company's definitive proxy material for its annual meeting of stockholders to be held on May 15, 1996, is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) Security ownership of certain beneficial owners: The information under the heading "Principal Stockholders" in the Company's definitive proxy material for its annual meeting of stockholders to be held on May 15, 1996, is incorporated herein by reference.

     (b) Security ownership of management: The information under the heading "Election of Directors" in the Company's definitive proxy material for its annual meeting of stockholders to be held on May 15, 1996, is incorporated herein by reference.

     (c)  Changes in control:  None known.

ITEM 13.  Certain Relationships and Related Transactions

     None.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

     The following consolidated financial statements of Lifeline Systems, Inc. and the report of independent accountants relating thereto, are incorporated by reference into Item 8 of this Annual Report on Form 10-K on the pages indicated.


                                                                Pages
                                                                -----

Report of Independent Accountants                                  14

Consolidated Balance Sheets as of December 31, 1995 and 1994       15

Consolidated Statements of Income for the years
  ended December 31, 1995, 1994 and 1993                           16

Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 1995, 1994 and 1993             17

Consolidated Statements of Cash Flows for the years
  ended December 31, 1995, 1994 and 1993                           18

Notes to Consolidated Financial Statements                      19-28

(a)(2) Financial Statement Schedule

     The following financial statement schedule of Lifeline Systems, Inc. is filed herewith and included in ITEM 14 (a)(2) of the pages indicated below.

                                                                Pages
                                                                -----
Report of Independent Accountants                                 14

Schedule II - Valuation and Qualifying Accounts for
 the years ended December 31, 1995, 1994 and 1993                 37



     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1995.

(c)  Exhibits

     The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 33 through 36 hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LIFELINE SYSTEMS, INC.



3/21/96                                  By:/s/ Ronald Feinstein
-------                                  -----------------------
Date                                          Ronald Feinstein
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Capacity            Date
------------------------  -------------------------  -------

/s/ L. Dennis Shapiro     Chairman of the Board      3/21/96
------------------------                             -------
L. Dennis Shapiro

/s/ Ronald Feinstein      Chief Executive Officer,   3/21/96
------------------------                             -------
Ronald Feinstein          President and Director

/s/ Dennis M. Hurley      Vice President of Finance  3/21/96
------------------------                             -------
Dennis M. Hurley          Principal Financial and
                          Accounting Officer
/s/ Everett N. Baldwin    Director                   3/21/96
------------------------                             -------
Everett N. Baldwin

/s/ Joseph E. Kasputys    Director                   3/24/96
------------------------                             -------
Joseph E. Kasputys

/s/ Carolyn C. Roberts    Director                   3/21/96
------------------------                             -------
Carolyn C. Roberts

/s/ Steven M. Tritman     Director                   3/21/96
------------------------                             -------
Steven M. Tritman

/s/ Gordon C. Vineyard    Director                   3/24/96
------------------------                             -------
Gordon C. Vineyard

                                 EXHIBIT INDEX

  The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit No.                             Exhibit                            SEC Document Reference
-------------  ---------------------------------------------------------  ------------------------

Exhibit 3.     Articles of Incorporation and By-Laws

     3.1       Articles of Organization of Lifeline Systems, Inc.,             2-84060 Exhibit 3.1
               as amended.

     3.2       Articles of Amendment of Lifeline Systems, Inc.                1987 10K Exhibit 3.4

     3.3       Restated By-Laws of Lifeline Systems, Inc.                     1990 10K Exhibit 3.4

Exhibit 4.     Instruments Defining the Rights of Security Holders

     4.1       Specimen Stock Certificate.                                     2-84060 Exhibit 4.1

Exhibit 10.    Material Contracts

     10.1      Registrant's 1982 Incentive Stock Option Plan                 2-84060 Exhibit 10.19
               and form of Option Agreement.

     10.2      Registrant's 1982-A Incentive Stock Option Plan and           2-84060 Exhibit 10.20
               form of Option Agreement.

     10.3      Medical Expense Reimbursement Plan.                           2-84060 Exhibit 10.21

     10.4      Registrant's 1986 Incentive Stock                            33-12030 Exhibit 10.26
               Option Plan and form of Option Agreement

     10.5      Amendments to Registrant's 1986 Incentive                    1987 10K Exhibit 10.13
               Stock Option Plan.

     10.6      Registrant's 1982 Incentive Stock Option Plan,               1988 10K Exhibit 10.14
               as amended.

     10.7      Registrant's 1982-A Incentive Stock Option Plan,             1988 10K Exhibit 10.15
               as amended.

     10.8      Amendment to Registrant's 1986 Incentive                      Proxy Statement filed
               Stock Option Plan.                                         April 13, 1989 (0-13617)




     10.9      Registrant's 1991 Stock Option Plan.                         1990 10K Exhibit 10.37

     10.10     Form of Non-statutory Stock Option Agreement                 1992 10K Exhibit 10.32
               for Registrant's 1991 Stock Option Plan.

     10.11     Form of Special Non-statutory Stock Option Agreement         1992 10K Exhibit 10.33
               for Registrant's 1991 Stock Option Plan.

     10.12     Lease Agreement between the Registrant and                   1992 10K Exhibit 10.34
               the Massachusetts Institute of Technology,
               dated April 3, 1992.

     10.13     First Amendment to Lease Agreement dated April 3, 1992       1992 10K Exhibit 10.35
               between the Registrant and the Massachusetts Institute of
               Technology, dated August 25, 1992.

     10.14     Amended Employment and Noncompetition Agreement              1992 10K Exhibit 10.36
               between Ronald Feinstein and the Registrant,
               dated August 27, 1992.

     10.15     Secured Promissory Note between Ronald Feinstein and         1992 10K Exhibit 10.37
               the Registrant, dated September 1, 1992.

     10.16     Security and Pledge Agreement between                        1992 10K Exhibit 10.38
               Ronald Feinstein and the Registrant,
               dated September 1, 1992.

     10.17     Non-statutory Stock Option Agreement, as amended, between    1992 10K Exhibit 10.39
               Ronald Feinstein and the Registrant,
               dated August 27, 1992.

     10.18     Special Non-statutory Stock Option Agreement, as amended,    1992 10K Exhibit 10.40
               between Ronald Feinstein and the Registrant,
               dated August 27, 1992.

     10.19     Second Amendment to Lease Agreement dated                       10Q for the Quarter
               April 3, 1992 between the Registrant and                        ended June 30, 1993
               the Massachusetts Institute of Technology,                            Exhibit 10.42
               dated May 18, 1993.

     10.20     Amended and Restated Asset Purchase Agreement                   10Q for the Quarter
               dated September 9, 1993 between the Registrant and          ended September 30,1993
               CarePartners, Inc.                                                    Exhibit 10.43

     10.21     Second Amendment to Lease Agreement                     1993 10K Exhibit 10.44
               dated August 31, 1989 and Consent to
               Assignment of Lease between the Registrant
               and Tierrasanta 234 dated September 9, 1993.

     10.22     Letter Agreement between Ronald Feinstein               1993 10K Exhibit 10.45
               and the Registrant dated March 4, 1994.

     10.23     Nonstatutory Stock Option Agreement between             1993 10K Exhibit 10.46
               Ronald Feinstein and the Registrant dated
               February 11, 1994.

     10.24     Third Amendment to Lease Agreement dated April 3, 1992     10Q for the Quarter
               between the Registrant and the Massachusetts              ended March 31, 1993
               Institute of Technology                                          Exhibit 10.47

     10.25     Registrant's 1994 Stock Option Plan.                    1994 10K Exhibit 10.48

     10.26     Form of Non-statutory Stock Option Agreement            1994 10K Exhibit 10.49
               for Registrant's 1994 Stock Option Plan.

     10.27     Form of Special Non-statutory Stock Option Agreement    1994 10K Exhibit 10.50
               for Registrant's 1994 Stock Option Plan.

     10.28     Master Lease Agreement between Registrant and           1994 10K Exhibit 10.51
               Bell Atlantic-TriCon Leasing Corporation

     10.29     Master Lease Agreement between Registrant and           1994 10K Exhibit 10.52
               U.S. Leasing Corporation

Filed herewith:
     10.30 Secured Promissory Note between Thomas E. Loper and the Registrant, dated September 11, 1995.

     10.31     Security and Pledge Agreement between
               Thomas E. Loper and the Registrant,
               dated September 11, 1995.

     10.32 Asset Purchase Agreement dated May 17, 1995 between the Registrant and Martha's Vineyard
               Hospital Foundation.

     10.33     Form of the Non-statutory Stock Option
               Agreement to Registrant's 1991 Stock
               Option Plan

     10.34     Form of the Non-statutory Stock Option
               Agreement to Registrant's 1994 Stock
               Option Plan

     10.35     1995 Employee Stock Purchase Plan

     10.36     Revolving Credit Agreement between
               the First National Bank of Boston
               and the Registrant, dated November 30, 1995

Exhibit 11.  Earnings per Share

Filed herewith:
     11.1      Statement re computation of per share earnings

Exhibit 21.  Subsidiaries.

Filed herewith:
     21.1      Subsidiaries of Lifeline Systems, Inc.

Exhibit 23.  Consents of Experts and Counsel

Filed herewith:
     23.1      Consent of Coopers and Lybrand L.L.P.

                             LIFELINE SYSTEMS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the years ended December 31, 1995, 1994, and 1993

                             (Dollars in thousands)


                                                      Additions
                                       Balance at     Charged to                        Balance at
                                       Beginning       Costs &                            End of
Description                             of Year       Expenses       Deductions/(1)/       Year
-----------                            ----------     --------       ---------------       ----

1995
----
Allowance for doubtful receivables:
 Trade accounts receivable              $221                              $ 65             $156
 Lease receivables                       304                                87              217
                                        ----                              ----             ----
  Total                                 $525                              $152             $373

1994
----
Allowance for doubtful receivables:
 Trade accounts receivable              $246                              $ 25             $221
 Lease receivables                       322                                18              304
                                        ----                              ----             ----
  Total                                 $568                              $ 43             $525

1993
----
Allowance for doubtful receivables:
 Trade accounts receivable              $243             $ 5              $  2             $246
 Lease receivables                       380               6                64              322
                                        ----             ---              ----             ----
  Total                                 $623             $11              $ 66             $568


(1) Uncollectible accounts and adjustments.

                                 EXHIBIT 10.30

                                                      Dated:  September 11, 1995


                            SECURED PROMISSORY NOTE
                            -----------------------


       FOR VALUE RECEIVED, the undersigned hereby promises to pay to Lifeline Systems, Inc., a Massachusetts corporation with its principal offices in Cambridge, Massachusetts ("Lifeline"), or order, the principal sum of One Hundred Thousand ($100,000) Dollars in or within seven (7) years from the date hereof. The outstanding principal balance hereunder shall, commencing September 11, 1995, bear interest at the rate of 6.30% per annum, payable annually in arrears. This Note may be paid prior to maturity in whole or in part at the discretion of the Maker; provided that all principal and accrued interest hereunder shall be due and payable in full within ninety (90) days of the Maker's termination of employment with Lifeline for any reason. The obligation to pay the interest and principal on account of this Note is secured by a pledge of 8,939 shares of Common Stock of Lifeline, pursuant to a Security and Pledge Agreement of even date hereof which Security and Pledge Agreement sets forth the rights and obligations of the parties in the event of default as defined in said Pledge Agreement.

       Payment of principal and interest hereunder shall be made in lawful money of the United States at the offices of Lifeline, 640 Memorial Drive, Cambridge, Massachusetts.

       Maker of this Note hereby waives notice, presentation, and demand and shall be liable for all reasonable expenses of collection in the event of default including counsel fees of the Payee.

       IN WITNESS WHEREOF, the undersigned has executed the within Note under the seal as of the date first above mentioned.

/s/ Paul V. Vizzini                  /s/ Thomas E. Loper
-------------------                  -------------------
Witness                              Thomas E. Loper

                                 EXHIBIT 10.31

                         SECURITY AND PLEDGE AGREEMENT
                         -----------------------------


       This is a pledge agreement made as of the 11th day of September, 1995 between Thomas E. Loper, an individual residing at 29 Pleasant View Road, Wilbraham, Massachusetts ("Pledgor") and LIFELINE SYSTEMS, INC., a Massachusetts corporation with its principal office at 640 Memorial Drive, Cambridge, Massachusetts

("Pledgee").

       1.   Pledge of Collateral.   Pledgor hereby grants Pledgee a security
            --------------------
interest in the shares of Lifeline Systems, Inc. Common Stock ("Shares") identified in Exhibit A, annexed hereto, which Pledgor has delivered to Pledgee, as well as such other instruments, documents, stock certificates, money and goods as may come into Pledgee's possession from time to time, whether through delivery by Pledgor or otherwise (the "Collateral").

       2.   Obligations Secured.   The security interest in the Collateral
            -------------------
granted hereby secures payment and performance of all debts, loans and liabilities of Pledgor to Pledgee arising out of a promissory note from Pledgor to Pledgee of even date herewith in the principal amount of One Hundred Thousand $100,000 Dollars (the "Note"), together with all interests, fees, charges and expenses with respect to such debt, loan or liability (the "Obligations").

       3.   Pledgee's Rights and Duties with Respect to the Collateral.
            ----------------------------------------------------------
Pledgee's only duty with respect to the Collateral shall be to exercise reasonable care to secure the safe custody thereof. Pledgee shall have the right but not the obligation to (a) demand, sue for, receive and collect all money or money damages payable on account of any Collateral, (b) protect, preserve or assert any other rights of Pledgor or take any other action with respect to the Collateral, (c) pay any taxes, liens, assessments, insurance premiums or other charges pertaining to Collateral. Any expenses incurred by Pledgee under the preceding sentence shall be paid by Pledgor upon demand, become part of the Obligations secured by the Collateral and bear interest at the rate provided in the Note until paid. Pledgee shall be relieved of all responsibility for the Collateral upon surrendering it to Pledgor.

       4.   Pledgor's Warranties and Indemnity.  Pledgor represents, warrants
            ----------------------------------
and covenants (a) that he is and will be the lawful owner of the Collateral, (b) that the Collateral is and will remain free and clear of all liens, encumbrances and security interests other than the security interest granted by Pledgor hereunder, and (c) that Pledgor has the sole right and lawful authority to pledge the Collateral and otherwise to comply with the provisions hereof. In the event that any adverse claim is asserted in respect of the Collateral or any portion thereof, except such as may result from an act of Pledgee not authorized hereunder, Pledgor promises and agrees to indemnify Pledgee and hold Pledgee harmless from and against any losses, liabilities, damages, expenses, costs and reasonable counsel fees incurred by Pledgee in exercising any right, power or remedy of Pledgee hereunder or defending, protecting or enforcing the security interests created hereunder. Any such loss, liability or expense so incurred shall be paid by Pledgor upon demand, become part of the Obligations secured by the Collateral and bear interest at the rate provided in the Note until paid.

       5.   Voting of Collateral.  While Pledgor is not in default hereunder,
            --------------------
Pledgor may vote Shares pledged as Collateral.

       6.   Dividends And Other Distributions.  While Pledgor is not in default
            ---------------------------------
hereunder, Pledgor may receive cash dividends and other cash distributions payable with respect to Collateral. Pledgor shall cause all non-cash dividends and distributions with respect to Collateral to be distributed directly to Pledgee, to be held by Pledgee as additional Collateral, and if any such distribution is made to Pledgor he shall receive such distribution in trust for Pledgee and shall immediately transfer it to Pledgee.

       7.   Pledgor's Default.  Pledgor shall be in default hereunder upon the
            -----------------
occurrence of any of the following events:

            (a) If Pledgor is not paying his debts as they become due, becomes insolvent, files or has filed against him a petition under any chapter of the United States Bankruptcy Code, 11 U.S.C. (S)101 et seq. (or any similar petition
                                                ------
under any insolvency law of any jurisdiction), proposed any liquidation, composition or financial reorganization with his creditors, makes an assignment or trust mortgage for the benefit of creditors, or if a receiver trustee, custodian or similar agent is appointed or takes possession with respect to any property or business of Pledgor;

            (b)  If Pledgor dies;

            (c) If any lien, encumbrance or adverse claim of any nature whatsoever is asserted with respect to any Collateral;

            (d)  If any warranty of Pledgor hereunder is or shall become false;

            (e)  If Pledgor fails to fulfill any obligation hereunder;

            (f) If Pledgor fails to pay or perform any of the Obligations when such payment of performance is due.

       8.   Pledgee's Right Upon Default.  Upon the occurrence of any default as
            ----------------------------
defined in the preceding section, Pledgee may, if Pledgee so elects in its sole option, subject at the times to compliance with the securities law and regulations of the United States:

            (a) at any time and from time to time sell, assign and deliver the whole or any part of the Collateral at a sale through a broker in a public market where securities of the type constituting such Collateral are usually traded, without any advertisement, presentment, demand for performance, protest, nature of protest, notice of dishonor or any other notice;

            (b) at any time and from time to time sell, assign and deliver all or any part of the Collateral, or any interest therein, at any other public or private sale, for cash, on credit or for other property, for immediate or future delivery without any assumption for credit risk, and for such price or prices and on such terms as Pledgee in its absolute discretion may determine, provided
                                                                       --------
that (i) at least ten days' notice of the time and place of any such sale shall be given to Pledgor, and (ii) in the case of any private sale, such notice shall also contain the terms of the proposed sale and Pledgee shall sell the Collateral proposed to be sold to any purchaser procured by Pledgor who is ready, willing and able to purchase, and who prior to the time of such sale tenders the purchase price of, such Collateral on terms more favorable to Pledgee than the terms contained in such notice;

            (c) exercise the right to vote, the right to receive cash dividends and other distributions, and all other rights with respect to the Collateral as though Pledgee were the absolute owner thereof, whether or not such rights were retained by Pledgor as against Pledgee before default; and

            (d) exercise all other rights available to a secured party under the Uniform Commercial Code and other applicable law.

Notwithstanding the foregoing, the Pledgor acknowledges and agrees that the Pledgee may elect, with respect to the offer or sale of any or all of the Collateral, to conduct such offer and sale in a manner as to avoid the need for registration or qualification of the Collateral or the offer and sale thereof under any Federal or state securities laws and that the Pledgee is authorized to comply with any limitation or restriction in connection with such sale as counsel may advise the Pledgee is necessary in order to avoid any violation of applicable law, including, without limitation compliance with such procedures as may restrict the number of prospective bidders and purchasers, require that such prospective bidders and purchasers have certain qualifications, and restrict such prospective bidders and purchasers to persons who will represent and agree that they are purchasing for their own account for investment and not with a view to the distribution or resale of such Collateral, or in order to obtain any required approval of the sale or of the purchaser by any governmental body. The Pledgee further acknowledges and agrees that any such transaction may be at prices and on terms less favorable than those which may be obtained through a public sale and not subject to such restrictions and agrees that, notwithstanding and foregoing, the Pledgee is under no obligation to conduct any such public sale and may elect to impose any or all of the foregoing restrictions, or any other restrictions which may be necessary or desirable in order to avoid any such registration or qualification, at its sole discretion and that any such offer and sale shall be a commercially reasonable manner for disposition or the Collateral.

       9.   Application Of Sale Proceeds.  In the event of a sale of Collateral,
            ----------------------------
the proceeds shall first be applied to the payment of the expenses of the sale, including brokers' commissions, counsel fees, any taxes or other charges imposed by law upon the Collateral or the transfer thereof and all other charges paid or incurred by Pledgee pertaining to the sale; and, second, to satisfy outstanding Obligations, in the order in which Pledgee elects in its sole discretion; and, third, the surplus (if any) shall be paid to Pledgor.

       10.  Notices.  All notices made or required to be made hereunder shall be
            -------
sent by United States first class or certified or registered mail, with postage prepaid, or delivered by hand to Pledgee or to Pledgor at the addresses first above written. Notice by mail shall be deemed to have been made on the date when the notice is deposited in the mail.

       11.  Heirs, Successors, Etc.  This Pledge Agreement and all of its terms
            ----------------------
and provisions shall benefit and bind the heirs, successors, assigns, transferees, executors and administrators of each of the parties hereto. If this Pledge Agreement is executed by more than one Pledgor, then (a) "Obligations" shall include the Obligations of either or both of the Pledgors,
(b) Pledgors shall be in default if any of the events described in Section 7 above takes place with respect to either Pledgor, (c) any notice required of Pledgee shall be given to both Pledgors and (d) all Pledgors' covenants, warranties and representations hereunder shall be joint and several.

       12.  Pledgee's Forbearance.  Any forbearance, failure or delay by Pledgee
            ---------------------
in exercising any right, power or remedy hereunder shall not be deemed a waiver of such right, power or remedy. Any single or partial exercise of any right, power or remedy of Pledgee shall continue in full force and effect until such right, power or remedy is specifically waived in writing by Pledgee.

       EXECUTED under seal at Cambridge, Massachusetts, as of the date first above written.

/s/ Ronald Feinstein                 /s/ Thomas E. Loper
--------------------                 -------------------
Ronald Feinstein                     Thomas E. Loper
President, Lifeline Systems, Inc.

Exhibit A To Security and Pledge Agreement
------------------------------------------

8,939 Shares of Lifeline Systems, Inc. Common Stock

                                 EXHIBIT 10.32

                            ASSET PURCHASE AGREEMENT
                            ------------------------

     THIS AGREEMENT is made and entered into this 17th day of May, 1995, by and between Tele-Response & Support Services, Inc. ("Seller"), a Massachusetts charitable corporation with principal offices at 175 Paramount Drive, Raynham, MA 02767, Martha's Vineyard Hospital Foundation, the sole Member of the Seller and a Massachusetts charitable corporation, with principal offices at Linton Lane, Oak Bluffs, MA 02557 ("MVHF"), and Lifeline Systems, Inc., a Massachusetts corporation with principal offices at 640 Memorial Drive, Cambridge, MA 02139 ("Buyer").

     Seller is engaged in the business of providing in-home personal response services to subscribers who utilize Buyer's home communicators, and who are monitored by Buyer's Lifeline Central(R) Monitoring Service. Seller desires to sell to Buyer, and Buyer desires to purchase from Seller, substantially all of the assets of Seller, for the consideration set forth below, as more fully described in this Agreement.

     In consideration of the foregoing and the respective representations, warranties, covenants, agreements and conditions hereinafter set forth, and intending to be legally bound hereby, the parties hereto agree as follows:


                                   ARTICLE I

                          PURCHASE AND SALE OF ASSETS

     1.01  Assets to be Purchased from Seller.  Simultaneously with the
           ----------------------------------
  closing of the transactions contemplated hereby (the "Closing"), Seller is selling, conveying, assigning, transferring and delivering to Buyer all of Seller's right, title and interest in and to all of its assets (tangible and intangible) (the "Assets"), including without limitation the assets described below:

           (a) all subscriber and inquiry files and all purchase history information, in all forms in which such information is recorded, including, without limitation, the name and address list of all subscribers (the "Subscriber List");

           (b) all inventory (the "Inventory") of Seller, wherever located, including, without limitation, office supplies, raw materials, work in process, finished goods, maintenance supplies, packaging materials, spare parts and similar items of Seller;

           (c) all accounts, accounts receivable, notes and notes receivable existing on the Closing Date that are payable to Seller, including any security held by Seller for the payment thereof (the "Accounts Receivable");

           (d) cash in an amount equal to $100,000 (the "Current Assets");

           (e)  all prepaid expenses;

           (f) all outstanding purchase orders (the "Purchase Orders");

           (g) all fixtures, furnishings, equipment and appliances owned by Seller (including all home communicators and other equipment being used by subscribers) and all service agreements, license agreements and warranties relating thereto;

           (h) all rights of Seller under the contracts, agreements, leases, licenses and other instruments set forth on Schedule 1.01 hereto (including all of Seller's managed care contracts and its rights under the Asset Purchase Agreement with Norwood Hospital and Neponset Valley Health System, Inc. dated June 23, 1994);

           (i) a copy of all records, history and analysis relating to purchasing, selling, advertising and promotional activities, in all forms in which such information is recorded, wherever located;

           (j) all intangible property rights, including but not limited to inventions, discoveries, trade secrets, processes, protocols, formulas, know-how, United States and foreign patents, patent applications, trade names, including the names "Tele-Response" and "Tele-Response & Support Services, Inc." or any derivation thereof, trademarks, trademark registrations, applications for trademark registrations (collectively, the "Trademarks"), copyrights, copyright registrations, owned or, where not owned, used by Seller and all licenses and other agreements to which Seller is a party (as licensor or licensee) or by which Seller is bound relating to any of the foregoing kinds of property or rights to any "know-how" or disclosure or use of ideas; and

           (k) all other assets, properties, claims, rights and interests of Seller that exist on the date of Closing, of every kind and nature, whether tangible or intangible, real, personal or mixed.

  Notwithstanding the foregoing, the Assets shall not include Current Assets in excess of $100,000.

     1.02  Liabilities Retained by Seller.  Seller is retaining and agrees to
           ------------------------------
  perform, pay or discharge all of its liabilities and obligations, including without limitation those relating to the Assets.

     1.03  Deliveries by Seller.  Simultaneously with the Closing, Seller shall
           --------------------
  deliver or cause to be delivered to Buyer the following:

           (a) a Bill of Sale in the form of Exhibit 1.03a hereto;
                                                     -----

           (b) an opinion of Choate Hall & Stewart, counsel to
  Seller, in the form of Exhibit 1.03b hereto;
                                 -----

           (c) certificates of duly authorized officers of Seller, dated the Closing Date, setting forth the resolutions of the Board of Trustees of Seller and of MVHF authorizing the execution and delivery by Seller of this Agreement and the consummation of the transactions contemplated hereby, and certifying that such resolutions were duly adopted and have not been rescinded or amended;

           (d) a copy of the notice to Paramount Development Associates (the "Landlord") pursuant to Article 14 of the lease between the Seller and and the Landlord commencing September 1, 1993 (the "Lease") to the effect that Buyer will be occupying the premises on an at-will basis after the Closing (and to the effect that Buyer will not be assuming any of Seller's obligations under the Lease);

           (e) a report of a reputable lien search firm indicating that there are no liens of record against any of the Assets;

           (f) the written approval of the Attorney General of the Commonwealth of Massachusetts with respect to the transaction contemplated hereby;

           (g) the consents of all parties necessary to enable the Buyer to continue the business of the Seller after the Closing, including the consent of all parties required under any managed care contracts or referral contracts of the Seller;

           (h) A true, correct and complete list and amount, as of the Closing Date, of the Accounts Receivable, including an aging thereof; and

           (i) Articles of Merger between Seller and MVHF;

           (j) a tax lien waiver from the Department of Revenue of the Commonwealth of Massachusetts; and

           (k) such other instruments or documents as may be reasonably necessary to carry out the transactions contemplated by this Agreement and to comply with the terms hereof.

     1.04  Deliveries by Buyer.  Simultaneously with the Closing, Buyer shall
           -------------------
  deliver or cause to be delivered to Seller the following:

           (a) by wire transfer or certified check in immediately available funds, $1,000,000 (the "Initial Purchase Price");

           (b) certificates of duly authorized officers of Buyer, dated the Closing Date, setting forth the resolutions of the Board of Directors of Buyer authorizing the execution and delivery by Buyer of this Agreement and the consummation of the transactions contemplated hereby, and certifying that such resolutions were duly adopted and have not been rescinded or amended; and

           (c) such other instruments or documents as may be reasonably necessary to carry out the transactions contemplated by this Agreement and to comply with the terms hereof.

     1.05  Additional Purchase Price Payments.  Buyer will pay $100,000 to
           ----------------------------------
  Seller on the 60th day following the Closing Date (together with the Initial Purchase Price, the "Purchase Price").



                                   ARTICLE II

                    REPRESENTATIONS AND WARRANTIES OF SELLER

  Seller and MVHF, jointly and severally, represent and warrant to Buyer as follows:

     2.01  Organization.  Seller is a corporation, duly organized, validly
           ------------
  existing and in good standing under the laws of The Commonwealth of Massachusetts and has the power and authority to carry on its business as presently being conducted.

     2.02  Authorization.  The Board of Trustees of Seller and of MVHF have each
           -------------
  duly authorized the execution and delivery of this Agreement and the other agreements, documents and instruments to be executed and delivered by Seller pursuant hereto and the consummation by Seller of the transactions contemplated hereby and thereby. No further corporate or other proceedings on the part of Seller is necessary to authorize this Agreement or the other agreements, documents and instruments to be executed and delivered by Seller pursuant hereto or the transactions contemplated hereby or thereby.

     2.03  Valid and Binding Agreement.  Seller has the necessary power and
           ---------------------------
  authority to enter into this Agreement and the other agreements, documents and instruments to be executed and delivered by Seller pursuant hereto, and to carry out the transactions contemplated hereby and thereby. When fully executed and delivered, this Agreement and each of the other agreements, documents and instruments to be executed and delivered by Seller pursuant hereto will constitute valid and binding agreements of Seller, enforceable against Seller in accordance with their terms.

     2.04  No Violation.  Neither the execution and delivery of this Agreement
           ------------
  or the other agreements, documents and instruments to be executed and delivered by Seller pursuant hereto nor the consummation by Seller of the transactions contemplated hereby or thereby (a) will violate any provision of the Articles of Organization or By-laws of Seller, each as currently in effect, (b) will violate or conflict with any applicable statute, law, ordinance, rule, regulation, order, judgment or decree, or (c) will violate or conflict with or constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default) under, or will result in the termination of, or accelerate the performance required by, or result in the creation of any lien, security interest, charge or encumbrance upon any of the Assets under, any contract, commitment, understanding, arrangement, agreement or restriction of any kind by which the Assets are bound or affected, to which the Assets are subject, or to which Seller is a party.

     2.05  Consents; Filings.  No registration or filing with, or consent,
           -----------------
  approval, permit, authorization or action by, any third party (including, without limitation, any federal, state, local, foreign or other governmental agency, instrumentality, commission, authority, board or body or other person or entity, other than the consent of the Attorney General of the Commonwealth of Massachusetts, which has already been obtained) is required in connection with the execution and delivery by Seller of this Agreement or the other agreements, documents and instruments to be executed and delivered by Seller pursuant hereto or the consummation by Seller of the transactions contemplated hereby or thereby.

     2.06  Financial Statements.  Seller has delivered to Buyer unaudited
           --------------------
  statements of income for the fiscal years ended September 30, 1992, 1993 and 1994 and for the six months ended March 31, 1995 (the "Financial Statements"), and such statements of income are true, complete and accurate and fairly present the results of operations for the periods therein referred to on a stand-alone basis in accordance with generally accepted accounting principles consistently applied throughout such periods, except that no notes are included therewith.

     2.07  No Material Adverse Change.  No material adverse change in the
           --------------------------
  business prospects, operations or condition of Seller or in the Assets has occurred since September 30, 1994.

     2.08  Compliance with Law.  The operations of Seller have been conducted in
           -------------------
  substantial accordance with all applicable laws, regulations and other requirements of all national governmental authorities, and of all states, municipalities and other political subdivisions and agencies thereof, having jurisdiction over Seller, including without limitation, all such laws, regulations and requirements relating to antitrust, consumer protection, employee benefit, equal opportunity, health, occupational safety, pension or pollution or environmental protection matters. Seller has not received any notification of any asserted present or past failure to comply with such laws, rules or regulations.

     2.09  Tax Matters.  Except to the extent set forth on Schedule 2.09
           -----------                                     -------------
  attached hereto, Seller has filed all federal, state and local tax returns which are required to be filed and has paid all taxes, interests, penalties, assessments and deficiencies which have become due or which have been claimed to be due. Seller is current in the payment of all income, franchise, real estate, sales, use and withholding taxes and other employee benefits, taxes or imposts. Except as set forth on Schedule 2.09 attached hereto, no deficiencies have been asserted or assessed as a result of any audit by the Internal Revenue Service or any state or local taxing authority and no such deficiency or audit has been proposed or threatened.

     2.10  Good Title.  Seller has complete and unrestricted power and the
           ----------
  unqualified right to sell, convey, assign, transfer and deliver to Buyer, and upon payment of the Initial Purchase Price, Buyer will acquire, good, valid and marketable (and, with respect to the Trademarks, recordable) title to the Assets, free and clear of title defects or objections, liens, claims, charges, security interests or other encumbrances of any nature whatsoever. The Bill of Sale provided for in Section 1.03 constitute valid and binding obligations of Seller and will effectively vest in Buyer good, valid and marketable (and, with respect to the Trademarks, recordable) title to all of the Assets.

     2.11  Trademarks.  Seller owns and has the sole and exclusive right to use
           ----------
  the Trademarks. No claims have been asserted by any person against Seller in regard to its use of the Trademarks (and Seller does not know of any valid basis for any such claim), and the use of the Trademarks does not infringe on the rights of any person.

     2.12  No Undisclosed Liabilities.  Seller has no liabilities or
           --------------------------
  obligations of any nature (whether absolute, accrued, known or unknown, contingent or otherwise and whether due or to become due) which are not disclosed on the most recent Financial Statement.

     2.13  Subscriber List.  The Subscriber List contains the names and
           ---------------
  addresses of all subscribers and customers of Seller as of the date hereof, and all of the persons on the Subscriber List pay Seller more than a nominal amount on a monthly basis. Seller has no reason to believe that any of the contracts listed on Exhibit 2.13 hereto (the "Managed Care Contracts") will not be renewed upon the expiration thereof on June 30, 1995.

     2.14  Accounts Receivable.  Schedule 2.14 attached hereto sets forth a
           -------------------   -------------
  true, correct and complete list of all Accounts Receivable, including an aging thereof as of May 15, 1995. All accounts receivable arose out of sales of inventory or services in the ordinary course of business and are collectible in the face value thereof within 90 days of the date of invoice, using normal collection procedures, net of the reserve for doubtful accounts as set forth in the Financial Statements, which reserve is adequate and was calculated in accordance with generally accepted accounting principles consistently applied. On the Closing Date, the sum of the Accounts Receivable and the Current Assets shall be at least $205,000 as calculated in accordance with generally accepted accounting principles consistently applied.

     2.16  Purchase Orders.  Seller has heretofore made available to Buyer
           ---------------
  true and correct copies of the Purchase Orders. The Purchase Orders were made in the ordinary course of business and consistent with past practice of the business of Seller and are for inventory of quality and quantity usable, salable and merchantable at first quality prices without discount or reduction, other than any discount or reduction taken in the ordinary course of business consistent with past practice for promotional purposes, in the ordinary course of business and consistent with past practice of the Seller.

     2.17  Brokers.  Seller is not obligated to pay, nor has Seller retained any
           -------
  broker or finder or other person who is entitled to, any broker's or finder's fee or any other commission or financial advisory fee based on any agreement or understanding made by Seller in connection with the transactions contemplated hereby.

                                 ARTICLE III

                   REPRESENTATIONS AND WARRANTIES OF BUYER

          Buyer hereby represents and warrants to Seller as follows:


   3.01  Organization.  Buyer is a corporation duly organized, validly existing
         ------------
and in good standing under the laws of the Commonwealth of Massachusetts, and Buyer has the power and authority to carry on its business as presently being conducted.

   3.02  Authorization.  The Board of Directors of Buyer has duly authorized the
         -------------
execution and delivery of this Agreement and the other agreements, documents and instruments to be executed and delivered by Buyer pursuant hereto and the consummation by Buyer of the transactions contemplated hereby and thereby. No further corporate or other proceedings on the part of Buyer are necessary to authorize this Agreement or the other agreements, documents and instruments to be executed and delivered by Buyer pursuant hereto or the transactions contemplated hereby or thereby.

   3.03  Valid and Binding Agreement.  Buyer has the necessary power and
         ---------------------------
authority to enter into this Agreement and the other agreements, documents and instruments to be executed and delivered by Buyer pursuant hereto, and to carry out the transactions contemplated hereby and thereby. When fully executed and delivered, this Agreement and each of the other agreements, documents and instruments to be executed and delivered by Buyer pursuant hereto will constitute valid and binding agreements of Buyer, enforceable against Buyer in accordance with their terms.

   3.04  No Violation.  Neither the execution and delivery of this Agreement or
         ------------
the other agreements, documents and instruments to be executed and delivered by Buyer pursuant hereto nor the consummation by Buyer of the transactions contemplated hereby or thereby (a) will violate any provision of the Articles of Organization or By-laws of Buyer, each as currently in effect, or (b) will violate or conflict with any applicable statute, law, ordinance, rule, regulation, order, judgment or decree.

   3.05  Consents; Filings.  No registration or filing with, or consent,
         -----------------
approval, permit, authorization or action by, any third party (including, without limitation, any federal, state, local, foreign or other governmental agency, instrumentality, commission, authority, board or body or other person or entity) is required in connection with the execution and delivery by Buyer of this Agreement or the other agreements, documents and instruments to be executed and delivered by Buyer pursuant hereto or the consummation by Buyer of the transactions contemplated hereby or thereby.


   3.06  Brokers.  Buyer is not obligated to pay, nor has Buyer retained any
         -------
broker or finder or other person who is entitled to, any broker's or finder's fee or any other commission or financial advisory fee based on any agreement or understanding made by Buyer in connection with the transactions contemplated hereby.


                                  ARTICLE IV

                       CERTAIN COVENANTS OF THE PARTIES

   4.01  Purchase Price Allocation.  The allocation of the Purchase Price,
         -------------------------
which shall be utilized by the parties hereto in connection with the preparation of their respective federal and state tax returns and the return required by Section 1060 of the Internal Revenue Code of 1986, as amended, shall be as set forth on Schedule 4.01, attached hereto. Such allocation shall
                         -------------
be subject to adjustment to the extent that the Purchase Price is adjusted pursuant to the terms of this Agreement.

   4.02  Non-competition.
         ---------------

         (a) For a period of five (5) years after the Closing Date, neither Seller nor MVHF shall, and they shall cause their respective affiliates to not, directly or indirectly, (i) engage in any business competitive with the business of the Seller as conducted on the date hereof or on the Closing Date, in the United States or (ii) recruit, solicit or hire any employee or former employee of Seller.

         (b) The parties hereto agree that the duration and geographic scope of the non-competition provision set forth in this Section 4.02 are reasonable. In the event that any court determines that the duration or the geographic scope, or both, are unreasonable and that such provision is to that extent unenforceable, the parties hereto agree that the provision shall remain in full force and effect for the greatest time period and in the greatest area that would not render it unenforceable. The parties intend that this non-competition provision shall be deemed to be a series of separate covenants, one for each and every county of each and every state of the United States of America. Seller and MVHF agree that damages are an inadequate remedy for any breach of this provision and that Buyer shall, whether or not it is pursuing any potential remedies at law, be entitled to equitable relief in the form of preliminary and permanent injunctions without bond or other security upon any actual or threatened breach of this non-competition provision.

   4.03  Employees.  Seller and MVHF shall satisfy all severance obligations
         ---------
related to each person employed by Seller prior to or at the Closing Date who is to become employed by Buyer after the Closing Date. Seller and MVHF shall cooperate with Buyer in Buyer's efforts to obtain the employment of those employees of Seller who Buyer desires to hire.

   4.04  Subscriber List.  Neither Seller nor MVHF shall retain a copy of the
         ---------------
Subscriber List.

   4.05  Mail; Referrals.  Seller and MVHF agree, and shall cause their
         ---------------
respective affiliates to agree, that all mail addressed to Seller or MVHF relating to the business of Seller or the Assets shall be delivered to Buyer at the address specified pursuant to Section 8.02, and that all inquiries to Seller or MVHF or their respective affiliates regarding personal emergency response services will be referred by Seller and MVHF to Buyer.

   4.06  Use of Name.  Seller and MVHF agree not to use after the Closing Date
         -----------
the name "Tele-Response" or "Tele-Response & Support Services, Inc." or any derivation thereof or name similar thereto, or any name or mark that is associated with, or confusingly similar to, any other name or mark used in the personal response industry.

   4.07  Repurchase of Accounts Receivable.
         ---------------------------------

         (a) For a period of 90 days after the Closing Date (the "Collection Period"), Buyer shall use its reasonable efforts (consistent with its current practice regarding the collection of accounts receivable due from subscribers) to collect the Accounts Receivable. Buyer may, but shall not be obligated to, use a collection agency or commence legal actions in connection with such collection efforts. Promptly after the expiration of the Collection Period, Buyer shall give notice to Seller designating those Accounts Receivable which have not been collected as of the end of the Collection Period and which Buyer wishes Seller and MVHF to purchase. Within fifteen (15) days after receipt of such notice from Buyer, Seller and MVHF shall purchase (without recourse to Buyer) such designated Accounts Receivable then remaining unpaid for a purchase price equal to the face amount thereof.

         (b) In the event that any payment received by Buyer during the Collection Period is remitted by a customer which is indebted under both Accounts Receivable and an account receivable arising out of the sale of inventory or services in the ordinary course of business after the Closing Date (a "New Receivable"), such payments shall first be applied to the Accounts Receivable due from such customer and the balance remaining after payment in full of all Accounts Receivable due from such customer shall be applied to the New Receivable; provided, however, that (i) with respect to any Account Receivable being contested or disputed by the payor thereof, no portion of the amount in dispute shall be deemed to have been collected by Buyer in respect of the Account Receivable due from such customer (unless otherwise directed by the customer) until all amounts owed by such customer to Buyer for New Receivables have been paid or such dispute has been resolved, whichever occurs first (it being understood that undisputed amounts of Accounts Receivable shall be applied in accordance with the priorities set forth above in this Section 4.07) and (ii) the foregoing priorities shall not apply to sums received by Buyer which are specifically identified by the customer as being tendered in payment of a New Receivable.

         (c) Seller hereby authorizes Buyer to open any and all mail addressed to Seller (if delivered to Buyer) if received on or after the Closing Date and hereby grants to Buyer a power of attorney to endorse and cash any checks or instruments made payable or endorsed to Seller or its order and received by Buyer.

         (d) Seller and MVHF agree that they will forward promptly to Buyer any monies, checks or instruments received by them after the Closing Date with respect to the Accounts Receivable, except with respect to those Accounts Receivable which are repurchased by Seller pursuant to this Section 4.07.

   4.08  Proprietary Information.
         -----------------------

         (a) Seller and MVHF each agree to hold in confidence, and use its best efforts to have all of its officers, directors, personnel and affiliates hold in confidence, all knowledge and information of a secret or confidential nature with respect to the business of Seller and shall not disclose, publish or make use of the same without the written consent of Buyer, except to the extent that such information shall have become public knowledge other than by breach of this Agreement by Seller or any of its officers, directors, personnel or affiliates.

         (b) Seller and MVHF each agree that the remedy at law for any breach of this Section 4.08 would be inadequate and that Buyer shall be entitled to injunctive relief in addition to any other remedy it may have upon breach of any provision of this Section 4.08.

                                  ARTICLE V

                    CONDITIONS TO OBLIGATIONS OF THE BUYER

   The obligations of Buyer under this agreement are subject to the fulfillment, at the Closing Date, of the following conditions precedent, each of which may be waived in writing in the sole discretion of Buyer:

   5.01  Delivery of Documents.  Seller shall have delivered to Buyer all items
         ---------------------
described in Section 1.03 above.

   5.02  Certain Assets.  The sum of the Accounts Receivable and Current Assets
         --------------
shall, in Buyer's reasonable judgment, equal or exceed $205,000 (provided, however, that the occurrence of the Closing shall not be deemed an agreement by Buyer that such condition shall have been met).

   5.03  Due Diligence.  Seller shall have provided to Buyer access to all
         -------------
materials, information and customers requested by Buyer to allow Buyer to conduct a thorough due diligence review of all aspects of Seller's business in such detail as the Buyer in its discretion deems appropriate, and Buyer shall in its sole discretion be satisfied with the results of that review in both scope and substance.

   5.04  Subscribers.  At the Closing Date, Seller shall have at least 3,900
         -----------
paying subscribers (i.e., persons paying more than a nominal amount on a monthly basis) who utilize Buyer's home communicators and who are monitored by Lifeline Central. Of such subscribers, at least 2,757 shall be persons who are not Medicaid Subscribers.

   5.05  Continued Truth of Representations and Warranties of Seller; Compliance
         -----------------------------------------------------------------------
with Covenants and Obligations.  The representations and warranties of Seller
------------------------------
shall be true on and as of the Closing Date as though such representations and warranties were made on and as of such date, except for any changes permitted by the terms hereof or consented to in writing by Buyer. Seller shall have performed and complied with all terms, conditions, covenants, obligations, agreements and restrictions required by this Agreement to be performed or complied with by it prior to or at the Closing Date.

   5.06  Employment Agreement.  The Buyer shall have entered into an employment
         --------------------
agreement with Mary Elizabeth Marden in form satisfactory to Buyer in its sole discretion.

                                  ARTICLE VI

                     CONDITIONS TO OBLIGATIONS OF SELLER

   The obligations of Seller under this agreement are subject to the fulfillment, at the Closing Date, of the following conditions precedent, each of which may be waived in writing in the sole discretion of Seller:

   6.01  Delivery of Documents.  Buyer shall have delivered to Seller all
         ---------------------
items described in Section 1.04 above.

   6.02  Continued Truth of Representations and Warranties of Buyer;
         -----------------------------------------------------------
Compliance with Covenants and Obligations.  The representations and warranties
-----------------------------------------
of Buyer shall be true on and as of the Closing Date as though such representations and warranties were made on and as of such date, except for any changes permitted by the terms hereof or consented to in writing by Seller. Buyer shall have performed and complied with all terms, conditions, covenants, obligations, agreements and restrictions required by this Agreement to be performed or complied with by it prior to or at the Closing Date.


                                 ARTICLE VII

                         SURVIVAL AND INDEMNIFICATION

   7.01  Survival.  The representations and warranties and covenants
         --------
contained in this Agreement shall not be deemed waived by any investigation at any time made by or on behalf of any party and shall survive the closing of the transactions contemplated hereby and shall be fully effective and enforceable forever; provided, however, that (i) the representations and warranties contained in Sections 2.06, 2.07, 2.08, 2.11, 2.12, 2.13, 2.14, 2.15, 2.16,
2.17 and 3.06 shall survive the Closing and shall be fully effective and enforceable until eighteen months after the date hereof, and thereafter shall be of no further force or effect, and (ii) the representations and warranties contained in Section 2.09 shall survive the Closing and shall be fully effective and enforceable until the expiration of the statute of limitations applicable thereto, and thereafter shall be of no further force or effect, except, in the case of representations or warranties referenced in clause (i) or (ii) above, as they relate to any claim for indemnification made before such date pursuant to Section 7.02.

   7.02  Indemnification.
         ---------------

         (a) Seller and MVHF, jointly and severally, shall indemnify, defend, and hold harmless Buyer and its subsidiaries and affiliates and its directors, officers, employees and agents (collectively, "Buyer's Indemnified

Persons"), and reimburse Buyer's Indemnified Persons for, from and against all payments, demands, claims, suits, judgments, liabilities, losses, costs, damages and expenses, including, without limitation, interest, penalties and reasonable attorneys' fees, disbursements and expenses, imposed on or incurred by Buyer's Indemnified Persons, directly or indirectly, which relate to or arise out of (i) breach of any representation and warranty of, or covenant to be performed by, Seller or MVHF, in each case contained in this Agreement or in any other agreement specifically referred to herein, (ii) any of the liabilities or obligations retained by Seller pursuant to Section 1.02, (iii) the failure of Seller or of Buyer to comply with any bulk sales laws applicable to the transactions contemplated hereby, (iv) any warranty expenses incurred by Buyer in excess of the reserve established by Seller on the most recent Financial Statement relating to products shipped prior to the Closing Date, or
(v) any tax liabilities of Seller.

Notwithstanding the foregoing, the indemnification obligations under this
Section 7.02(a) shall be subject to the following limitations:

   (i) no indemnification shall be payable pursuant to this Section 7.02(a) unless the total of all claims for indemnification pursuant to this Section 7.02(a) shall exceed Ten Thousand Dollars ($10,000) in the aggregate (in which case, Seller shall be liable for the entire amount for which it is providing indemnification hereunder, and not just the amount in excess of $10,000), and

   (ii) the indemnification obligations under this Section 7.02(a) shall belimited, in the aggregate, to the Purchase Price.

        (b) Buyer shall indemnify, defend, and hold harmless Seller and each of Seller's subsidiaries and affiliates and their respective partners, directors, officers, employees and agents (collectively, "Seller's Indemnified Persons"), and reimburse Seller's Indemnified Persons for, from, and against all payments, demands, claims, suits, judgments, liabilities, losses, costs, damages and expenses, including, without limitation, interest, penalties and reasonable attorneys' fees, disbursements and expenses, imposed on or incurred by Seller's Indemnified Persons, directly or indirectly, which relate to, or arise out of breach of any representation and warranty of Buyer or covenant to be performed by Buyer, in each case contained in this Agreement or in any other agreement specifically referred to herein.

         (c) An indemnified party under this Section 7.02 or any successor thereto (the "Indemnified Party") shall give prompt written notice to an indemnifying party (the "Indemnifying

Party") of any payments, demands, claims, suits, judgments, liabilities, losses, costs, damages or expenses (a "Claim") in respect of which such Indemnifying Party has a duty to provide indemnity to such Indemnified Party under this Section 7.02, except that any delay or failure so to notify the Indemnifying Party only shall relieve the Indemnifying Party of its obligations hereunder to the extent, if at all, that it is prejudiced by reason of such delay or failure.

         (d) If a Claim is brought or asserted by a third party (a "Third Party Claim"), the Indemnifying Party shall assume the defense thereof, including the employment of counsel reasonably satisfactory to the Indemnified Party and the payment of all expenses. The Indemnified Party shall have the right to employ separate counsel in such Third Party Claim and participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Indemnified Party. In the event that the Indemnifying Party, within 20 days after written notice of any Third Party Claim, fails to assume the defense thereof, the Indemnified Party shall have the right to undertake the defense, compromise or settlement of such Third Party Claim for the account of the Indemnifying Party. Anything in this Section 7.02(d) to the contrary notwithstanding, the Indemnifying Party shall not, without the Indemnified Party's prior written consent, settle or compromise any Third Party Claim or consent to the entry of any judgment with respect to any Third Party Claim which would have any adverse effect on the Indemnified Party, except as provided immediately below. The Indemnifying Party may, without the Indemnified Party's prior written consent, settle or compromise any such Third Party Claim or consent to entry of any judgment with respect to any Third Party Claim which requires solely money damages paid by the Indemnifying Party and which includes as an unconditional term thereof the release by the claimant or the plaintiff of the Indemnified Party from all liability in respect of such Third Party Claim.

         (e) With respect to any Claim other than a Third Party Claim, the Indemnifying Party shall have 30 days from receipt of written notice from the Indemnified Party of such Claim within which to respond thereto. If the Indemnifying Party does not respond within such 30-day period, the Indemnifying Party shall be deemed to have accepted responsibility to make payment and shall have no further right to contest the validity of such Claim. If the Indemnifying Party notifies the Indemnified Party within such 30-day period that it rejects such Claim in whole or in part, the Indemnified Party shall be free to pursue such remedies as may be available to the Indemnified Party under applicable law.

   7.03  Confidentiality.  The parties hereto agree to cooperate in such a
         ---------------
manner as to preserve in full the confidentiality of all confidential business records and the attorney-client and work-product privileges. In connection therewith, each party hereto agrees that:

         (a) it will use all reasonable efforts, in any action, suit or proceeding in which it has assumed or participated in the defense, to avoid production of confidential business records; and

         (b) all communications between any party hereto and counsel responsible for, or participating in, the defense of any action, suit or proceeding shall, to the extent possible, be made so as to preserve any applicable attorney-client or work-product privilege.

   7.04  Remedies Cumulative.  Except as otherwise provided herein, the
         -------------------
remedies provided herein shall be cumulative and shall not preclude the assertion by any party hereto of any other rights or the seeking of any other remedies against any other party hereto.

   7.05  Set-off.  Any amount or amounts due from Seller to Buyer under
         -------
this Section 7 may be paid to Buyer, at Buyer's option, by set-off against any amounts due to Seller pursuant to this Agreement or pursuant to any agreement contemplated hereby. Any such set-off will be without prejudice to Buyer's right to pursue any other remedies at law or in equity available to it.



                                 ARTICLE VIII

                              GENERAL PROVISIONS

   8.01  Amendment and Waiver.  No amendment of any provision of this
         --------------------
Agreement shall in any event be effective unless the same shall be in writing and signed by the parties hereto. Any failure of any party to comply with any obligation, agreement or condition hereunder may only be waived in writing by Buyer if such failure is by Seller and by Seller if such failure is by Buyer, but such waiver shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure. No failure by any party to take any action against any breach of this Agreement or default by the other party shall constitute a waiver of such party's right to enforce any provision hereof or to take any such action.

   8.02   Notices.  All notices, requests, demands and other communications
          -------
hereunder shall be in writing and shall be sent by personal delivery or registered or certified mail, postage prepaid, or by telecopier as follows:

         (a)  if to Seller or MVHF:

                 Tele-Response & Support Services, Inc.
                 c/o Martha's Vineyard Hospital Foundation, Inc.
                 P.O. Box 1477
                 Linton Lane
                 Oak Bluffs, MA  02557
                 Attn:  Chief Financial Officer

           with a copy to:

                 Choate Hall & Stewart
                 Exchange Place
                 53 State Street
                 Boston, Massachusetts 02109
                 Attention:  Willie J. Washington, Esq.

         (b)  if to Buyer:

                 Lifeline Systems, Inc.
                 640 Memorial Drive
                 Cambridge, Massachusetts 02139
                 Attention:  Ronald Feinstein, President

         with a copy to:

                 Hale and Dorr
                 60 State Street
                 Boston, Massachusetts  02109
                 Attention:  Norman B. Asher, Esq.

Any party may change its address for receiving notice by written notice given to the others named above. All notices shall be effective upon the earlier of actual delivery or when deposited in the mail addressed as set forth above.

   8.03  Counterparts.  This Agreement may be executed simultaneously in two
         ------------
or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same Agreement.

   8.04  Parties in Interest.  This Agreement shall bind and inure to the
         -------------------
benefit of the parties named herein and their respective heirs, successors and assigns. This Agreement shall not be assignable by any party without the prior written consent of the other parties, except that Buyer may assign its rights under this Agreement to any affiliate of Buyer.

   8.05  Further Assurances.  From time to time, at the request of any party
         ------------------
hereto and without further consideration, the other parties will execute and deliver to such requesting party such documents and take such other action (but without incurring any material financial obligation) as such requesting party may reasonably request in order to consummate more effectively the transactions contemplated hereby, including, without limitation, vesting in Buyer good, valid and marketable title to the Assets.

   8.06  Entire Transaction.  This Agreement and the other agreements,
         ------------------
documents and instruments referred to herein contain the entire understanding among the parties with respect to the transactions contemplated hereby and supersede all other agreements and understandings among the parties.

   8.07  Applicable Law.  This Agreement shall be governed by and
         --------------
construed in accordance with the internal substantive laws of the Commonwealth of Massachusetts, and the parties hereby consent to the sole jurisdiction of Massachusetts courts over all matters relating to this Agreement.

   8.08  Headings.  The section and other headings contained in this
         --------
Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

   8.09  Expenses.  Except as otherwise expressly provided herein, each
         --------
party to this Agreement shall pay its own costs and expenses in connection with the transactions contemplated hereby.

   8.10  Announcements.  Except as required by law, no announcement of
         -------------
this Agreement or the transactions contemplated hereby shall be made by either party without the written approval of the other parties which approval shall not be unreasonably withheld.

   8.11  Third Parties.  Except as specifically set forth or referred to
         -------------
herein, nothing herein expressed or implied is intended or shall be construed to confer upon or give to any person or entity other than the parties hereto and their successors or assigns, any rights or remedies under or by reason of this Agreement.

   8.12  Severability.  If any term, provision, covenant or restriction of
         ------------
this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

    IN WITNESS WHEREOF, each of the parties has caused this Agreement to be duly executed all as of the day and year first written above.

                  TELE-RESPONSE & SUPPORT SERVICES, INC.


                  By: /s/ Claude G. Davis
                      ------------------------------------
                  Title: Chairman



                  MARTHA'S VINEYARD HOSPITAL FOUNDATION, INC.


                  By: /s/ Calhoun L. Howard
                      -------------------------------------
                  Title: Chairman of the Board of Directors


                  LIFELINE SYSTEMS, INC.


                  By: /s/ Dennis M. Hurley
                      -------------------------------------
                  Title:  Chief Financial Officer

                   EXHIBIT 2.13 TO ASSET PURCHASE AGREEMENT



  a. WestMass ElderCare
  b. Tri-Valley Elder Services, Inc.
  c. SouthShore Elder Services, Inc.
  d. Old Colony Elderly Services, Inc.
  e. Elder Care of Merrimack Valley, Inc.
  f. Highland Valley Elder Services, Inc.
  g. Greater Springfield Senior Services, Inc.
  h. Elder Services of Cape Cod & the Islands
  i. Boston Senior Home Care
  j. Elder Services of Berkshire County

                                EXHIBIT 10.33


                            LIFELINE SYSTEMS, INC.

                             AMENDED AND RESTATED
                             --------------------

                 SPECIAL NON-STATUTORY STOCK OPTION AGREEMENT
                 --------------------------------------------

This agreement amends and restates in its entirety this special stock option agreement dated ____________ which is hereby superseded and of no further force or effect.

1.  Grant of Option. Lifeline Systems, Inc., a Massachusetts corporation (the
    ---------------
"Company"), hereby grants to _______________ (the "Optionee") an option, pursuant to the Company's 1991 Stock Option Plan (the "Plan"), to purchase an aggregate of _____ shares of Common Stock, $.02 par value per share ("Common Stock") of the Company at a price of $_____ per share, purchasable as set forth in, and subject to the terms and conditions of, this option and the Plan. Except where the context otherwise requires, the term "Company" shall include the parent and all present and future subsidiaries of the Company as defined in Sections 424(e) and 424(f) of the Internal Revenue Code of 1986, as amended or replaced from time to time (the "Code").


2.  Non-Statutory Stock Option.  This option is not intended to qualify as an
    --------------------------
incentive stock option under Section 422 of the Code.


3.  Exercise of Option and Provisions for Termination.
    -------------------------------------------------

    (a)  Vesting and Conditions of Exercise.  Except as otherwise provided in
         ----------------------------------
this Agreement, this option may be exercised prior to the seventh anniversary of
                                                          ----------------------
the date of the grant (herein after the "Expiration Date") in installments as to
---------------------
not more than the numbers of shares and during the respective installment periods set forth in the table below.

         One third (1/3) of the aggregate shares on April 15 of the year following the first year ending after the date hereof in which the Company's after-tax earnings are at least ___ cents per share; and

         One third (1/3) of the aggregate shares on April 15 of each of the next two following years.

In the event that vesting has not occurred according to the above schedule, all
-------------------------------------------------------------------------------
shares shall vest on the Sixth Anniversary of the date of grant.
----------------------------------------------------------------

Expiration Date shall be the earlier of (i) Seven (7) years from the Effective Date and (ii) three (3) months from the death or termination of Optionee's employment as provided in subsection (d) and (e) of this Section 3. The right of exercise shall be cumulative so that if the option is not exercised to the maximum extent permissible during any exercise period, it shall be exercisable, in whole or in part, with respect to all shares not so purchased at any time prior to the Expiration Date or the earlier termination of this option. This option may not be exercised at any time on or after the Expiration Date, except as otherwise provided in Section 3(e) below.

     (b)  Exercise Procedure.  Subject to the conditions set forth in this
          ------------------
Agreement, this option shall be exercised by the Optionee's delivery of written notice of exercise to the Treasurer of the Company specifying the number of shares to be purchased and the purchase price to be paid therefor and accompanied by payment in full in accordance with Section 4. Such exercise shall be effective upon receipt by the Treasurer of the Company of such written notice together with the required payment. The Optionee may purchase fewer than the total number of shares covered hereby, provided that no partial exercise of this option may be for any fractional share or for fewer than ten whole shares.

     (c)  Continuous Relationship With the Company Required. Except as otherwise
          -------------------------------------------------
provided in this Section 3, this option may not be exercised unless the Optionee, at the time he or she exercises this option, is, and has been at all times since the date of grant of this option, an employee, officer, or director of, or consultant or advisor to, the Company (an "Eligible Optionee").

     (d) Termination of Relationship With the Company.  If the Optionee ceases
         --------------------------------------------
to be an Eligible Optionee of the Company for any reason, then, except as provided in paragraphs (e) and (f) below, the right to exercise this option shall terminate three months after such cessation (but in no event after the Expiration Date), provided that this option shall be exercisable only to the
                  -------------
extent that the Optionee was entitled to exercise this option on the date of such cessation. Notwithstanding the foregoing, if the Optionee, prior to the Expiration Date, materially violates the non-competition or confidentiality provisions of any employment contract, confidentiality and nondisclosure agreement or other agreement between the Optionee and the Company, the right to exercise this option shall terminate immediately upon written notice to the Optionee from the Company describing such violation.

     (e) Exercise Period Upon Death or Disability.  If the Optionee dies or
         ----------------------------------------
becomes disabled (within the meaning of SectionE22(e)(3) of the Code) prior to the Expiration Date, while he or she is an Eligible Optionee, or if the Optionee dies within three months after the Optionee ceases to be an Eligible Optionee of the Company (other than as the result of a termination of such relationship by the Company for "cause" as specified in paragraph (f) below), this option shall be exercisable, within the period of one year following the date of death or disability of the Optionee (whether or not such exercise occurs before the Expiration Date), by the Optionee or by the personto whom this option is transferred by will or the laws of descent and distribution, provided that this
                                                             -------------
option
shall be exercisable only to the extent that this option was exercisable by the Optionee on the date of his or her death or disability. Except as otherwise indicated by the context, the term "Optionee", as used in this option, shall be deemed to include the estate of the Optionee or any person who acquired the right to exercise this option by bequest or inheritance or otherwise by reason of the death of the Optionee.

    (f) Discharge for Cause.  If the Optionee, prior to the Expiration Date,
        -------------------
ceases his or her relationship with the Company because such relationship is terminated by the Company for "cause" (as defined below), the right to exercise this option shall terminate immediately upon such cessation. "Cause" shall mean willful misconduct by the Optionee or willful failure to perform his or her responsibilities in the best interests of the Company (including, without limitation, breach by the Optionee of any provision of any employment, consulting, advisory, nondisclosure, non-competition or other similar agreement between the Optionee and the Company), as determined by the Company, which determination shall be conclusive. The Optionee shall be considered to have been discharged for "cause" if the Company determines, within 30 days after the Optionee's resignation, that discharge for cause was warranted.


4.  Payment of Purchase Price.
    -------------------------

    (a) Method of Payment.  Payment of the purchase price for shares purchased
        -----------------
upon exercise of this option shall be made by (i) delivery to the Company of cash or a check to the order of the Company in an amount equal to the purchase price of such shares, (ii) subject to the consent of the Company, by delivery to the Company of shares of Common Stock of the Company then owned by the Optionee for a period of at least six (6) months and having a fair market value equal in amount to the purchase price of such shares, (iii) by any other means which the Board of Directors determines are consistent with the purpose of the Plan and applicable laws and regulations (including, without limitation, the provisions of Rule 16b-3 under the Securities Exchange Act of 1934, Regulation T promulgated by the Federal Reserve Board, and Section 162(m) of the Code to the extent this option is intended to qualify as performance-based compensation within the meaning of that Section), or (iv) by any combination of such methods of payment.

    (b) Valuation of Shares or Other Non-Cash Consideration Tendered in Payment
        -----------------------------------------------------------------------
of Purchase Price.  For the purposes hereof, the fair market value of any share
-----------------
of the Company's Common Stock or other non-cash consideration which may be delivered to the Company in exercise of this option shall be determined in good faith by the Board of Directors of the Company.

    (c) Delivery of Shares Tendered in Payment of Purchase Price.  If the
        --------------------------------------------------------
Company permits the Optionee to exercise options by delivery of shares of Common Stock of the Company, the certificate or certificates representing the shares of Common Stock of the Company to be delivered shall be duly executed in blank by the Optionee or shall be accompanied by a stock power duly executed in blank suitable for purposes of transferring such shares to the Company.

Fractional shares of Common Stock of the Company will not be accepted in payment of the purchase price of shares acquired upon exercise of this option.

    (d) Restrictions Upon Use of Option Stock. Notwithstanding the foregoing, no
        -------------------------------------
shares of Common Stock of the Company may be tendered in payment of the purchase price of shares purchased upon exercise of this option if the shares to be tendered were acquired within twelve (12) months before the date of such tender, through the exercise of an option granted under the Plan or any other stock option or restricted stock plan of the Company.


5.  Delivery of Shares; Compliance With Securities Law, Etc.
    -------------------------------------------------------

    (a) General.  The Company shall, upon payment of the option price for the
        -------
number of shares purchased and paid for, make prompt delivery of such shares to the Optionee, provided that if any law or regulation requires the Company to take any action with respect to such shares before the issuance thereof, then the date of delivery of such shares shall be extended for the period necessary to complete such action.

    (b) Listing, Qualification, Etc.  This option shall be subject to the
        ---------------------------
requirements that if, at any time, counsel to the Company shall determine that the listing, registration or qualification of the shares subject hereto upon any securities exchange or under any state or federal law, or the consent or approval of any governmental or regulatory body, or that the disclosure of non-public information or the satisfaction of any other condition is necessary as a condition of, or in connection with, the issuance or purchase of shares hereunder, this option may not be exercised, in whole or in part, unless such listing, registration, qualification, consent or approval, disclosure, or satisfaction of such other condition shall have been effected or obtained on terms acceptable to the Board of Directors. Nothing herein shall be deemed to require the Company to apply for, effect or obtain such listing, registration, qualification, or disclosure or satisfy such other condition.


6.  Nontransferability of Option.  Except as provided in Section 3(e) of this
    ----------------------------
Agreement or in Section 9 of the Plan, this option is personal and no rights granted hereunder may be transferred, assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) nor shall any such rights be subject to execution, attachment or similar process. Upon any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of this option or of such rights contrary to the provisions hereof, or upon the levy of any attachment or similar process upon this option or such rights, this option and such rights shall, at the election of the Company, become null and void.

7.  No Special Employment of Similar Rights.  Nothing contained in the Plan or
    ---------------------------------------
this option shall be construed or deemed by any person under any circumstances to bind the Company to continue the employment or other relationship of the Optionee with the Company for the period within which this option may be exercised.

8.  Rights as a Shareholder.  The Optionee shall have no rights as a shareholder
    -----------------------
with respect to any shares which may be purchased by exercise of this option (including, without limitation, any rights to receive dividends or non-cash distributions with respect to such shares) unless and until a certificate representing such shares is duly issued and delivered to the Optionee. No adjustment shall be made for dividends or other rights for which the record date is prior to the date such stock certificate is issued.

9.  Adjustment Provisions.
    ---------------------

    (a) General.  If, through or as a result of any merger, consolidation, sale
        -------
of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction, (i) the outstanding shares of Common Stock are increased or decreased or are exchanged for a different number or kind of shares or other securities of the Company, or (ii) additional shares or new or different shares or other securities of the Company or other non-cash assets are distributed with respect to such shares of Common Stock or other securities, the Optionee shall, with respect to this option or any unexercised portion hereof, be entitled to the rights and benefits, and be subject to the limitations, set forth in Section 14(a) of the Plan.

    (b) Board Authority to Make Adjustments.  Any adjustments under this Section
        -----------------------------------
9 will be made by the Board of Directors, whose determination as to what adjustments, if any, will be made and the extent thereof will be final, binding and conclusive. No fractional shares will be issued under this option on account of any such adjustments.

10. Mergers, Consolidation, Distributions, Liquidations, Etc.  In the event of a
    --------------------------------------------------------
merger or consolidation or sale of all or substantially all of the assets of the Company, in which outstanding shares of the Common Stock are exchanged for securities, cash or other property of any other corporation or business entity, or in the event of a liquidation of the Company, prior to the Expiration Date or termination of this option, the Optionee shall, with respect to this option or any unexercised portion hereof, be entitled to the rights and benefits, and be subject to the limitations, set forth in Section 15(a) of the Plan. In the event of a change in control as defined in Section 12(c) of the Plan, the Optionee shall be entitled to the rights and benefits provided in Section 12(c) of the Plan.

11. Withholding Taxes.  The Company's obligation to deliver shares upon the
    -----------------
exercise of this option shall be subject to the Optionee's satisfaction of all applicable federal, state and local income and employment tax withholding requirements.

12. Miscellaneous.
    -------------

    (a) Except as provided herein, this option may not be amended or otherwise modified unless evidenced in writing and signed by the Company and the Optionee.

    (b) All notices under this option shall be mailed or delivered by hand to the parties at their respective addresses set forth beneath their names below or at such other address as may be designated in writing by either of the parties to one another.

    (c) This option shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts.

    (d) The attached agreement supersedes, in its entirety the special non-statutory stock option agreement.


Date of Grant:                LIFELINE SYSTEMS, INC.
                              640 Memorial Drive
                              Cambridge, MA 02139

                              By:________________________
                              Ronald Feinstein

                              Title: President/CEO
                                    ---------------------

                             OPTIONEE ACCEPTANCE



    The undersigned hereby accepts the foregoing performance option and agrees to the terms and conditions thereof. The undersigned hereby acknowledges receipt of a copy of the Company's 1991 Stock Option Plan.



                              OPTIONEE:______________________________

                                EXHIBIT 10.34


                            LIFELINE SYSTEMS, INC.

                             AMENDED AND RESTATED
                             --------------------

                 SPECIAL NON-STATUTORY STOCK OPTION AGREEMENT
                 --------------------------------------------

This agreement amends and restates in its entirety this special stock option agreement dated _______________ which is hereby superseded and of no further force or effect.

1.  Grant of Option. Lifeline Systems, Inc., a Massachusetts corporation (the
    ---------------
"Company"), hereby grants to _______________ (the "Optionee") an option, pursuant to the Company's 1994 Stock Option Plan (the "Plan"), to purchase an aggregate of _____ shares of Common Stock, $.02 par value per share ("Common Stock") of the Company at a price of $_____ per share, purchasable as set forth in, and subject to the terms and conditions of, this option and the Plan. Except where the context otherwise requires, the term "Company" shall include the parent and all present and future subsidiaries of the Company as defined in Sections 424(e) and 424(f) of the Internal Revenue Code of 1986, as amended or replaced from time to time (the "Code").


2.  Non-Statutory Stock Option.  This option is not intended to qualify as an
    --------------------------
incentive stock option under Section 422 of the Code.


3.  Exercise of Option and Provisions for Termination.
    -------------------------------------------------

    (a) Vesting and Conditions of Exercise.  Except as otherwise provided in
        ----------------------------------
this Agreement, this option may be exercised prior to the seventh anniversary of
                                                          ----------------------
the date of the grant (herein after the "Expiration Date") in installments as to
---------------------
not more than the numbers of shares and during the respective installment periods set forth in the table below.

        One third (1/3) of the aggregate shares on April 15 of the year following the first year ending after the date hereof in which the Company's after-tax earnings are at least ___ cents per share; and

        One third (1/3) of the aggregate shares on April 15 of each of the next two following years.

In the event that vesting has not occurred according to the above schedule, all
-------------------------------------------------------------------------------
shares shall vest on the Sixth Anniversary of the date of grant.
----------------------------------------------------------------

Expiration Date shall be the earlier of (i) Seven (7) years from the Effective Date and (ii) three (3) months from the death or termination of Optionee's employment as provided in subsection (d) and (e) of this Section 3. The right of exercise shall be cumulative so that if the option is not exercised to the maximum extent permissible during any exercise period, it shall be exercisable, in whole or in part, with respect to all shares not so purchased at any time prior to the Expiration Date or the earlier termination of this option. This option may not be exercised at any time on or after the Expiration Date, except as otherwise provided in Section 3(e) below.

    (b) Exercise Procedure.  Subject to the conditions set forth in this
        ------------------
Agreement, this option shall be exercised by the Optionee's delivery of written notice of exercise to the Treasurer of the Company specifying the number of shares to be purchased and the purchase price to be paid therefor and accompanied by payment in full in accordance with Section 4. Such exercise shall be effective upon receipt by the Treasurer of the Company of such written notice together with the required payment. The Optionee may purchase fewer than the total number of shares covered hereby, provided that no partial exercise of this option may be for any fractional share or for fewer than ten whole shares.

    (c) Continuous Relationship With the Company Required. Except as otherwise
        -------------------------------------------------
provided in this Section 3, this option may not be exercised unless the Optionee, at the time he or she exercises this option, is, and has been at all times since the date of grant of this option, an employee, officer, or director of, or consultant or advisor to, the Company (an "Eligible Optionee").

    (d) Termination of Relationship With the Company.  If the Optionee ceases to
        --------------------------------------------
be an Eligible Optionee of the Company for any reason, then, except as provided in paragraphs (e) and (f) below, the right to exercise this option shall terminate three months after such cessation (but in no event after the Expiration Date), provided that this option shall be exercisable only to the
                  -------------
extent that the Optionee was entitled to exercise this option on the date of such cessation. Notwithstanding the foregoing, if the Optionee, prior to the Expiration Date, materially violates the non-competition or confidentiality provisions of any employment contract, confidentiality and nondisclosure agreement or other agreement between the Optionee and the Company, the right to exercise this option shall terminate immediately upon written notice to the Optionee from the Company describing such violation.

    (e) Exercise Period Upon Death or Disability.  If the Optionee dies or
        ----------------------------------------
becomes disabled (within the meaning of Section 22(e)(3) of the Code) prior to the Expiration Date, while he or she is an Eligible Optionee, or if the Optionee dies within three months after the Optionee ceases to be an Eligible Optionee of the Company (other than as the result of a termination of such relationship by the Company for "cause" as specified in paragraph (f) below), this option shall be exercisable, within the period of one year following the date of death or disability of the Optionee (whether or not such exercise occurs before the Expiration Date), by the Optionee or by the personto whom this option is transferred by will or the laws of descent and distribution, provided that this
                                                             -------------
option shall be exercisable only to the extent that this option was exercisable by the Optionee on the date of his or her death or disability. Except as otherwise indicated by the context, the term "Optionee", as used in this option, shall be deemed to include the estate of the Optionee or any person who acquired the right to exercise this option by bequest or inheritance or otherwise by reason of the death of the Optionee.

   (f) Discharge for Cause.  If the Optionee, prior to the Expiration Date,
       -------------------
ceases his or her relationship with the Company because such relationship is terminated by the Company for "cause" (as defined below), the right to exercise this option shall terminate immediately upon such cessation. "Cause" shall mean willful misconduct by the Optionee or willful failure to perform his or her responsibilities in the best interests of the Company (including, without limitation, breach by the Optionee of any provision of any employment, consulting, advisory, nondisclosure, non-competition or other similar agreement between the Optionee and the Company), as determined by the Company, which determination shall be conclusive. The Optionee shall be considered to have been discharged for "cause" if the Company determines, within 30 days after the Optionee's resignation, that discharge for cause was warranted.


4.  Payment of Purchase Price.
    -------------------------

    (a) Method of Payment.  Payment of the purchase price for shares purchased
        -----------------
upon exercise of this option shall be made by (i) delivery to the Company of cash or a check to the order of the Company in an amount equal to the purchase price of such shares, (ii) subject to the consent of the Company, by delivery to the Company of shares of Common Stock of the Company then owned by the Optionee for a period of at least six (6) months and having a fair market value equal in amount to the purchase price of such shares, (iii) by any other means which the Board of Directors determines are consistent with the purpose of the Plan and applicable laws and regulations (including, without limitation, the provisions of Rule 16b-3 under the Securities Exchange Act of 1934, Regulation T promulgated by the Federal Reserve Board, and Section 162(m) of the Code to the extent this option is intended to qualify as performance-based compensation within the meaning of that Section), or (iv) by any combination of such methods of payment.

    (b) Valuation of Shares or Other Non-Cash Consideration Tendered in Payment
        -----------------------------------------------------------------------
of Purchase Price.  For the purposes hereof, the fair market value of any share
-----------------
of the Company's Common Stock or other non-cash consideration which may be delivered to the Company in exercise of this option shall be determined in good faith by the Board of Directors of the Company.

    (c) Delivery of Shares Tendered in Payment of Purchase Price.  If the
        --------------------------------------------------------
Company permits the Optionee to exercise options by delivery of shares of Common Stock of the Company, the certificate or certificates representing the shares of Common Stock of the Company to be delivered shall be duly executed in blank by the Optionee or shall be accompanied by a stock power duly executed in blank suitable for purposes of transferring such shares to the Company.

Fractional shares of Common Stock of the Company will not be accepted in payment of the purchase price of shares acquired upon exercise of this option.

    (d) Restrictions Upon Use of Option Stock. Notwithstanding the foregoing, no
        -------------------------------------
shares of Common Stock of the Company may be tendered in payment of the purchase price of shares purchased upon exercise of this option if the shares to be tendered were acquired within twelve (12) months before the date of such tender, through the exercise of an option granted under the Plan or any other stock option or restricted stock plan of the Company.

5.  Delivery of Shares; Compliance With Securities Law, Etc.
    -------------------------------------------------------

    (a) General.  The Company shall, upon payment of the option price for the
        -------
number of shares purchased and paid for, make prompt delivery of such shares to the Optionee, provided that if any law or regulation requires the Company to take any action with respect to such shares before the issuance thereof, then the date of delivery of such shares shall be extended for the period necessary to complete such action.

    (b) Listing, Qualification, Etc.  This option shall be subject to the
        ---------------------------
requirements that if, at any time, counsel to the Company shall determine that the listing, registration or qualification of the shares subject hereto upon any securities exchange or under any state or federal law, or the consent or approval of any governmental or regulatory body, or that the disclosure of non-public information or the satisfaction of any other condition is necessary as a condition of, or in connection with, the issuance or purchase of shares hereunder, this option may not be exercised, in whole or in part, unless such listing, registration, qualification, consent or approval, disclosure, or satisfaction of such other condition shall have been effected or obtained on terms acceptable to the Board of Directors. Nothing herein shall be deemed to require the Company to apply for, effect or obtain such listing, registration, qualification, or disclosure or satisfy such other condition.


6.  Nontransferability of Option.  Except as provided in Section 3(e) of this
    ----------------------------
Agreement or in Section 9 of the Plan, this option is personal and no rights granted hereunder may be transferred, assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) nor shall any such rights be subject to execution, attachment or similar process. Upon any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of this option or of such rights contrary to the provisions hereof, or upon the levy of any attachment or similar process upon this option or such rights, this option and such rights shall, at the election of the Company, become null and void.

7.  No Special Employment of Similar Rights.  Nothing contained in the Plan or
    ---------------------------------------
this option shall be construed or deemed by any person under any circumstances to bind the Company to continue the employment or other relationship of the Optionee with the Company for the period within which this option may be exercised.

8.  Rights as a Shareholder.  The Optionee shall have no rights as a shareholder
    -----------------------
with respect to any shares which may be purchased by exercise of this option (including, without limitation, any rights to receive dividends or non-cash distributions with respect to such shares) unless and until a certificate representing such shares is duly issued and delivered to the Optionee. No adjustment shall be made for dividends or other rights for which the record date is prior to the date such stock certificate is issued.

9.  Adjustment Provisions.
    ---------------------

    (a) General.  If, through or as a result of any merger, consolidation, sale
        -------
of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction, (i)Ethe outstanding shares of Common Stock are increased or decreased or are exchanged for a different number or kind of shares or other securities of the Company, or (ii)Eadditional shares or new or different shares or other securities of the Company or other non-cash assets are distributed with respect to such shares of Common Stock or other securities, the Optionee shall, with respect to this option or any unexercised portion hereof, be entitled to the rights and benefits, and be subject to the limitations, set forth in Section 14(a) of the Plan.

    (b) Board Authority to Make Adjustments.  Any adjustments under this Section
        -----------------------------------
9 will be made by the Board of Directors, whose determination as to what adjustments, if any, will be made and the extent thereof will be final, binding and conclusive. No fractional shares will be issued under this option on account of any such adjustments.


10. Mergers, Consolidation, Distributions, Liquidations, Etc.  In the event of a
    --------------------------------------------------------
merger or consolidation or sale of all or substantially all of the assets of the Company, in which outstanding shares of the Common Stock are exchanged for securities, cash or other property of any other corporation or business entity, or in the event of a liquidation of the Company, prior to the Expiration Date or termination of this option, the Optionee shall, with respect to this option or any unexercised portion hereof, be entitled to the rights and benefits, and be subject to the limitations, set forth in Section 15(a) of the Plan. In the event of a change in control as defined in Section 12(c) of the Plan, the Optionee shall be entitled to the rights and benefits provided in Section 12(c) of the Plan.

11. Withholding Taxes.  The Company's obligation to deliver shares upon the
    -----------------
exercise of this option shall be subject to the Optionee's satisfaction of all applicable federal, state and local income and employment tax withholding requirements.

12. Miscellaneous.
    -------------

    (a) Except as provided herein, this option may not be amended or otherwise modified unless evidenced in writing and signed by the Company and the Optionee.

    (b) All notices under this option shall be mailed or delivered by hand to the parties at their respective addresses set forth beneath their names below or at such other address as may be designated in writing by either of the parties to one another.

    (c) This option shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts.

    (d) The attached agreement supersedes, in its entirety the special non-statutory stock option agreement.


Date of Grant:                LIFELINE SYSTEMS, INC.
                              640 Memorial Drive
                              Cambridge, MA 02139

                              By:________________________
                              Ronald Feinstein

                              Title: President/CEO
                                    ---------------------

                              OPTIONEE ACCEPTANCE



    The undersigned hereby accepts the foregoing performance option and agrees to the terms and conditions thereof. The undersigned hereby acknowledges receipt of a copy of the Company's 1994 Stock Option Plan.



                              OPTIONEE:_________________________

                                 EXHIBIT 10.35

                             LIFELINE SYSTEMS, INC.
                               640 Memorial Drive
                              Cambridge, MA  02139
                           Telephone:  (617) 679-1000

                         200,000 SHARES OF COMMON STOCK
                           ($.02 par value per share)

                       1995 EMPLOYEE STOCK PURCHASE PLAN

                        ------------------------------


  The shares of common stock $.02 par value per share (the "Common Stock"), of Lifeline Systems, Inc. (the "Company") covered by this Prospectus are offered as set forth under the heading "DESCRIPTION OF THE 1995 EMPLOYEE STOCK PURCHASE PLAN" to certain employees, including officers and directors who are employees, of the Company under the Company's 1995 Employee Stock Purchase Plan (the "Plan"). This Prospectus also covers such additional shares that may be issuable under the Plan in the event of any stock dividend, split-up of shares, recaptialization or other similar change in the Common Stock.

  The members of the Board of Directors and officers of the Company, who may be deemed to be "affiliates", may resell shares of the Company's Common Stock purchased under the Plan only in accordance with certain restrictions imposed by the Securities Act of 1933, as amended (the "Securities Act") and Rule 144 promulgated thereunder. Any director or officer acquiring shares under the Plan should consult with legal counsel prior to reselling shares of Common Stock.
See "RESALE OF SHARES BY OFFICERS AND DIRECTORS".

                         ------------------------------

 THESE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION OR ANY STATE SECURITIES COMMISSION PASSED UPON THE ACCURACY
    OR ADEQUACY OF THIS PROSPECTUS.  ANY REPRESENTATION TO THE CONTRARY IS A
                               CRIMINAL OFFENSE.

                        ------------------------------

This document constitutes part of a prospectus covering securities that have been registered under the Securities Act. The date of this Prospectus is May 17, 1995.

                             AVAILABLE INFORMATION

  The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith files periodic reports and other information with the Securities and Exchange Commission (the "Commission"). Reports, proxy statements and other information concerning the Company may be inspected at the Commission's Public Reference Room, Room 1024, 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549. Copies of such material, or any portion thereof, may be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Judiciary Plaza, Washington, D.C. 20549, at prescribed rates. The Company's Common Stock is traded on the NASDAQ National Market under the symbol "LIFE"

  The Company has filed with the Commission a Registration statement on Form S-8 under the Securities Act with respect to the shares of Common Stock offered hereby. This Prospectus does not contain all the information set forth in the Registration Statement and the exhibits and schedules thereto, as certain items are omitted in accordance with the rules and regulations of the Commission. Statements contained in this prospectus concerning the contents of any agreement or other document referred to are not necessarily complete. Where such agreement or other document is an exhibit to the Registration Statement registering the shares offered under the Plan, each such statement is qualified in all respects by the provisions of such exhibit, to which reference is hereby made for a full statement of the provisions thereof. For further information pertaining to the Company and shares of Common Stock offered hereby, reference is made to such Registration Statement and the exhibits and schedules thereto, which may be inspected without charge at the office of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and copies of which may be obtained from the Commission at prescribed rates.

                        ------------------------------

  The Company hereby undertakes to provide, without charge, upon written or oral request of any participant in the Plan or any person to whom this Prospectus is delivered, a copy of any and all documents incorporated by reference in this Prospectus. See "INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE." Any other documents required to be delivered to participants pursuant to Rule 428(b) under the Securities Act shall also be provided, without charge, upon written or oral request of any participant in the Plan. Requests for such information should be addressed to Corporate Secretary, Lifeline Systems, Inc., 640 Memorial Drive, Cambridge, Massachusetts 02139, telephone (617) 679-1000.

                        ------------------------------


NO DEALER, SALESMAN OR OTHER PERSON HAS BEEN AUTHORIZED TO GIVE ANY INFORMATION OR TO MAKE ANY REPRESENTATION OTHER THAN THOSE CONTAINED OR INCORPORATED BY REFERENCE IN THIS PROSPECTUS IN CONNECTION WITH THE OFFERING DESCRIBED HEREIN, AND, IF GIVEN OR MADE, SUCH INFORMATION OR REPRESENTATION MUST NOT BE RELIED UPON AS HAVING BEEN AUTHORIZED BY THE COMPANY OR BY ANY OTHER PERSON DEEMED TO BE AN UNDERWRITER. NEITHER DELIVERY OF THIS PROSPECTUS NOR ANY SALE MADE HEREUNDER SHALL, UNDER ANY CIRCUMSTANCES, CREATE ANY IMPLICATION THAT THERE HAS BEEN NO CHANGE IN THE AFFAIRS OF THE COMPANY SINCE THE DATE HEREOF OR THE DATES AS OF WHICH CONSTITUTE AN OFFER TO SELL OR A SOLICITATION OF AN OFFER TO BUY THE SHARES COVERED BY THIS PROSPECTUS BY ANYONE IN ANY JURISDICTION IN WHICH SUCH OFFER OR SOLICITATION IS NOT AUTHORIZED, OR IN WHICH THE PERSON MAKING SUCH OFFER OR SOLICITATION IS NOT QUALIFIED TO DO SO, OR TO ANYONE TO WHOM IT IS UNLAWFUL TO MAKE SUCH OFFER OF SOLICITATION.

                         ------------------------------

                               TABLE OF CONTENTS


                                                        Page


THE COMPANY...........................................  1

DESCRIPTION OF THE 1995 EMPLOYEE STOCK PURCHASE PLAN..  1

     Introduction.....................................  1

     Principal Features...............................  2

       Administration.................................  2
       Shares Available; Offerings....................  2
       Eligibility....................................  3
       Participation in the Plan......................  3
       Payroll Deductions.............................  3
       Number of Shares Subject to Option.............  4
       Option Exercise Price..........................  4
       Exercise of Option.............................  5
       Withdrawal.....................................  5
       Nontransferability of Interest.................  5
       Termination of Employment......................  6
       Certificates...................................  6
       Amendment; Termination.........................  6
       Merger or Consolidation........................  6

     Federal Income Tax Consequences..................  7

     Employee Retirement Income Security Act of 1974

RESALE OF SHARES BY OFFICERS AND DIRECTORS............  8

INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE.......  8

                                 THE COMPANY


     Lifeline Systems, Inc., a Massachusetts corporation (the "Company"), is the issuer of the shares of Common Stock covered by this Prospectus. Its principal offices are located at 640 Memorial Drive, Cambridge, Massachusetts 02139, and its telephone number is (617) 679-1000.

             DESCRIPTION OF THE 1995 EMPLOYEE STOCK PURCHASE PLAN

Introduction

     This Prospectus relates to 200,000 shares of the Common Stock, $.02 par value per share, of the Company (the "Common Stock") issuable to employees of the Company pursuant to the terms of the Company's 1995 Employee Stock Purchase Plan (the "Plan").

     The purpose of the Plan is to provide employees of the Company and, if applicable, certain of its subsidiaries, an opportunity to acquire a proprietary interest in the Company through the purchase of Common Stock. As stockholders, employees will share in the financial profit or loss of the Company and will run the usual stockholder's risks that the value of the Common Stock may go up or down. Neither the Company nor anyone else can guarantee the future value of the Common Stock. The decision, therefore, as to whether or not an employee should participate in the Plan must be made individually on the basis of each employee's own economic circumstances.

     The Plan permits employees of the Company to purchase shares of Common Stock from the Company through a series of offerings (referred to herein collectively as "Offerings" and individually as an "Offering"). Each employee who elects to participate in an Offering will be deemed to have been granted an option to purchase up to the number of shares of Common Stock determined by the formula described below under the subheading "Number of Shares Subject to Option." During such Offering, participants will accrue funds in an account through payroll deductions. The funds in this account at the end of such Offering, will be applied to the purchase of Common Stock, up to the maximum number of shares for which the option was previously granted, at a 10% discount from the lower of the closing price of Common Stock on the date on which the offering commenced (the "Offering Commencement Date") or the date on which the Offering terminated(the "Offering Termination Date").

     The Plan was adopted by the Board of Directors of the Company on March 31, 1995 and approved by the stockholders of the Company on May 17, 1995. The Plan will remain in effect until the termination of the Plan by the Board of Directors.

     The description of the Plan contained in this Prospectus is qualified in its entirety by reference to the Plan, copies of which are available upon request to the Company.

Principal Features of the Plan

     Administration.  The Plan is administered by the Company's Board of
     --------------
Directors or by a committee (the "Committee") designated by the Board of Directors. If the Board of Directors has not designated any such Committee, all references herein to the Committee shall be to the Board of Directors. The directors are elected by the Stockholders of the Company in accordance with the provisions of the Restated Certificate of Incorporation, as amended, and the By-Laws of the Company, as amended. The members of the Committee, if any, serve at the pleasure of the full Board. The interpretation and construction of any provision of the Plan and the adoption of all rules and regulations for administering the Plan are made by the Committee, subject to the final jurisdiction of the Board of Directors.

     Employees may obtain additional information about the Plan and its administrators from the Corporate Secretary of the Company, 640 Memorial drive, Cambridge, Massachusetts 02139, telephone (617) 679-1000.

     Shares Available; Offerings.  The total number of shares issuable under the
     ---------------------------
Plan is limited to 200,000 shares of Common stock (subject to adjustment in the event of any change of outstanding shares of Common Stock by reason of stock dividend or subdivision or in the event of any other change affecting the Common Stock).

     The Company will make ten Offerings to employees to purchase Common Stock under the Plan. Offerings will begin on each May 1 and November 1, or the first business day thereafter, except that the first Offering Commencement Date will be June 1, 1995. Each Offering will be for a period of six months. Participation in any one or more of the Offerings under the Plan neither limits, nor requires, participation in any other Offering.

     If the total number of shares for which options are exercised on any Offering Termination Date exceeds the number of shares remaining available for issuance under the Plan, the shares of Common Stock available in such Offering will be allocated by the Committee on a pro rata basis. Shares issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares. The Company may purchase shares on the open market in order to have shares available for purchase by participants in each Offering.

     Eligibility.  An employee is eligible to participate in an Offering if he
     -----------
or she (i) is employed by the Company or any designated subsidiary on the applicable Offering Commencement Date, (ii) is regularly employed by the Company or any designated subsidiary for 20 or more hours per week and for more than five months in a calendar year and (iii) has been employed by the Company or any designated subsidiary for at lease six months prior to enrolling in the Plan.

     No employee may be granted an option under the Plan if, immediately after such grant, the employee would own stock, and/or immediately after such grant, the employee would own stock, and/or hold outstanding options to purchase stock, possessing 5% or more of the total voting power or value of all classes of stock of the Company or any of its subsidiaries. No employee may be granted an option under the plan which would give him or her the right to purchase stock under all employee stock purchase plans of the Company and its subsidiaries at a rate which exceeds $25,000 of the fair market value of the Common Stock (determined at the time such option is granted) for each calendar year in which such option is outstanding at any time.

     Participation in the Plan.  Participation in the Plan is voluntary.  An
     -------------------------
eligible employee may become a participant in any Offering by completing an authorization for a payroll deduction on the form provided by the Company (the "Authorization") and filing it with the Office of Human Resources of the Company at least seven (7) but not more than (30) days prior to the applicable Offering Commencement Date.

     Payroll Deductions.  When an eligible employee files an Authorization, he
     ------------------
or she must elect to have deductions made from his or her pay during the time he or she is a participant in an Offering at the rate of 1, 2, 3, 4, 5, 6, 7, 8, 9, or 10% of his or her compensation on the applicable Offering Commencement Date. For this purpose, compensation" means the amount of money reportable on the employee's Federal Income Tax Withholding Statement, excluding incentive or bonus awards, allowances and reimbursements for expenses, such as relocation allowances for travel expenses and executive medical reimbursements, income or gains on the exercise of stock options, and similar items, but including overtime and shift premium.

     All payroll deductions made for a participant shall be credited to his or her account under the Plan. A participant may not make any separate cash payment into such account. An employee may not increase or decrease his or her payroll deduction rate during an Offering. The Company does not intend to provide reports to participants as to the amount and status of their respective accounts unless requested by a participant.

     No interest will be paid or allowed on any money paid into the Plan during any Offering period or credited to the account of any participating employee during such Offering period except as otherwise specified in the Plan or by the Committee.

     All payroll deductions received or held by the Company under the Plan may be used by the Company for any corporate purpose and the Company is not obligated to segregate such payroll deductions.

     Number of Shares Subject to Option.  A participant in an Offering shall be
     ----------------------------------
deemed to have been granted an option to purchase a maximum number of shares of Common Stock equal to an amount determined as follows: (I) multiplying 150% of the participant's annualized base pay as of the Offering Commencement Date by the percentage of compensation the participant elected to have withheld, (ii) dividing such product by 90% of the market value of a share of Common Stock as of the Offering Commencement Date and (iii) multiplying such quotient by 1.25, but in no event more than 500 shares. This option is granted automatically to all participating employees on the applicable Offering Commencement Date. Participants will not receive a separate option agreement.

     A participant may not purchase shares of Common Stock in excess of the maximum number of shares subject to the option granted to such participant on the applicable Offering Commencement Date. Participants have no rights or interests as stockholders in the shares of Common Stock covered by options until shares covered by such options have been purchased and issued to the participant.

     Option Exercise Price.  The purchase price of a share of common Stock
     ---------------------
purchased with payroll deductions made during each Offering will be the lower of:

     (i) 90% of the closing price of the Common Stock on the Offering Commencement Date; or

     (ii) 90% of the closing price of the Common Stock on the Offering Termination Date.

     For example, if the closing price of the Common Stock was $5 on the applicable Offering Commencement Date and if $6 on the applicable Offering Termination Date, the option exercise price for the Offering will be $4.50 (90% of $5). If the closing price on such Offering Termination Date.is $4, the option exercise price will be $3.60 (90% of $4).

     Such closing price will be (a) the closing price on any national securities exchange on which the Common Stock is listed, or (b) the closing price of the Common Stock on the NASDAQ National Market or (c) the average of the closing bid and asked prices in the over-the-counter-market, whichever is applicable, as published in The Wall Street Journal.

     Exercise of Option.  Unless a participant gives proper notice of withdrawal
     ------------------
to the Company, his or her option will be automatically exercised on the applicable Offering Termination Date for the purchase of the number of full shares of Common Stock that may be purchased at the applicable option exercise price, up to a maximum number of shares of Common Stock equal to the number of shares for which the option was granted. Any funds remaining in the participant's account following such purchase will be returned following the termination of each Offering. No option may be exercised unless and until any applicable registration requirements, listing requirements and any other requirements of law have been fully complied with.

     Withdrawal.  A participant may withdraw the accumulated payroll deductions
     ----------
in his or her account at any time prior to the applicable Offering Termination Date of an Offering by giving written notice of withdrawal to the appropriate
payroll office of the Company.   All of the participant's payroll deductions
credited to his or her account will be paid to the participant and no further payroll deductions will be made from his or her pay during the remainder of the Offering.

     A participant's withdrawal from an Offering will not have any effect upon his or her eligibility to participate in any succeeding Offering, unless such participant is a member of the Board of Directors of the Company or an officer of the Company within the meaning of Section 16 of the Exchange Act, in which case such director or officer is subject to the provisions of Rule 16b-3, which generally prohibits such director or officer from participating in another Offering for a period of a least six months following the date of withdrawal.

     Nontransferability of Interests.  Rights under the Plan, including any
     -------------------------------
rights of a participant to receive stock under the Plan, are not transferable by the participant other than by will or the laws of descent and distribution, and are exercisable during the participant's lifetime only by the participant. Neither the Plan nor any agreement in connection therewith provides that any person has or may create a lien on any funds, securities, or other property held under the Plan.

     Termination of Employment.  Upon termination of a participant's employment
     -------------------------
for any reason, all of the payroll deductions credited to such participant's account will be returned to the participant, or, in the case of the death of the participant, (a) to a beneficiary previously designated in a revocable notice signed by the participant (with any spousal consent required under state law) or
(b) in the absence of such a designated beneficiary, to the executor or administrator of the participant's estate of (c) if no such executor or administrator has been appointed to the knowledge of the Company, to such other person(s) as the Company may, in its discretion, designate.

     Certificates.  As promptly as practicable after each Offering Termination
     ------------
Date, the Company will deliver to each participant certificates representing the Common Stock purchased upon the exercise of such participant's option. Certificates will be issued in the name of the participant or, if the participant so directs, in the names of the participant and one such other person as may be designated by the participant, as joint tenants with rights of survivorship, or (in the Company's sole discretion) in the street name of a brokerage firm, bank or other nominee holder.

     Each participant agrees, by entering the Plan, to promptly give the Company notice of any disposition of shares purchased under the Plan if such disposition occurs within two years after the date of grant of the option pursuant to which such shares were purchased.

     Amendment Termination.  The Board may at any time terminate or amend the
     ---------------------
Plan, provided that no such amendment may be made without prior approval of the stockholders of the Company if such approval is required under Rule 16b-3 promulgated under the Exchange Act, Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), or any successor rule or regulation to the foregoing, and in no event may any amendment be made which would cause the Plan to fail to comply with Section 16 of the Exchange Act and the rules promulgated thereunder or Section 423 of the Code.

     Merger or Consolidation.  In the event of a merger in which the Company is
     -----------------------
not the surviving entity, or a sale of all or substantially all of the Company's assets, the Plan will terminate, and all payroll deductions will be returned with interest, as provided in the Plan; provided, however, that the Board of Directors may in its discretion accelerate the applicable Offering Termination Date and permit participants to purchase shares at such accelerated date. The Board may also in its discretion accelerate the applicable Offering Termination Date in the Plan.

Federal Income Tax Consequences

     The Plan is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Code, which provides that the participant does not have to pay any federal income tax upon joining the Plan or when an Offering ends and he or she receives shares of the Common Stock. The participant is, however, required to pay federal income tax on the difference, if any, between the price at which he or she sells the shares and the price which he or she paid for them.

     The amount which a participant elects to have deducted from his or her base pay for the purchase of Common Stock under the Plan constitutes compensation and is includable in such participant's gross income for federal income tax purposes.

     If the participant has owned the shares for more than one year and disposes of them at least two years after the date the Offering commenced, he or she will be taxed as follows. If the market price of the shares on the date they are sold is less than the price paid for the shares under the Plan, the participant will incur a long-term capital loss in the amount equal to the price paid over the sale price. If the sale price is higher than the price paid under the Plan, the participant will have to recognize ordinary income in an amount equal to the lesser of (a) the market price of the shares on the day the Offering commenced over the priced paid or (b) the excess of the sale price over the price paid. Any further gain is treated as a long-term capital gain.

     If the participant sells the shares before he or she has owned them for more than one year or before the expiration of a two-year period commencing on the date the Offering commenced, the participant will have to recognize ordinary income in the amount of the difference between the actual purchase price and the market price of the shares on the date of purchase and the Company will receive an expense deduction for the same amount. The participant will recognize a capital gain or loss for the difference between the sale price and the market price on the date of purchase. The gain or loss will be long-term if the participant owned the shares for more than one year.

     Except as provided in the preceding paragraph, the Company will not be entitled to a tax deduction upon the purchase or sale of shares under the Plan.

     This tax summary is general and does not apply to gifts or any dispositions other than sales. In addition, in some individual cases, it will be important to consider the state and foreign tax consequences of participation in the Plan and the effect, if any, of gift, estate and inheritance taxes. For precise advice as to your specific transactions, you should consult your tax advisor.

Employee Retirement Income Security Act of 1974

     The Plan is not qualified under Section 401 (a) of the Code and the Company believes that the Plan is not subject to the Employee Retirement Income Security Act of 1974.

                   RESALE OF SHARES BY OFFICERS AND DIRECTORS

     Shares of Common Stock purchased upon exercise of options granted under the Plan may be resold freely, except that any participant deemed to be an "affiliate" of the Company, within the meaning of the Securities Act and the rules and regulations promulgated thereunder, may not sell shares acquired upon exercise of options granted under the Plan unless such shares have been registered by the Company under the Securities Act for resale by such affiliate or an exemption from registration under the Securities Act is available. Rule 144 under the Securities Act provides an exemption from registration provided certain limitations on the manner of sale and the amount of shares sold are observed. An employee who is not an executive officer, director or 10% stockholder of the company generally would not be deemed to be an "affiliate" of the Company.

                INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

     The following documents, which are filed with the Commission, are incorporated in this Prospectus by reference:

     (1) The company's latest annual report filed pursuant to Sections 13(a) or 15(d) of the Exchange Act or the latest prospectus filed pursuant to Rule 424(b) under the Securities Act that contains audited financial statements for the registrant's latest fiscal year for which such statements have been filed.

     (2) All other reports filed pursuant to Sections 13 (a) or 15(d) of the Exchange Act since the end of the fiscal year covered by the document referred to in (1) above.

     (3) The description of the Common Stock of the Company contained in a Registration Statement filed under the Exchange Act, including any amendment or report filed for the purpose of updating such description.

     All documents subsequently filed by the Company pursuant to Sections 13(a), 13(c), 14 and 15 (d) of the Exchange Act prior to the filing of a post-effective amendment which indicates that all shares of Common Stock offered hereby have been sold or which deregisters all shares of Common Stock then remaining unsold, shall be deemed to be incorporated by reference herein and to be part hereof from the date of the filing of such documents. Any statement contained in a document incorporated or deemed to be incorporated by reference herein shall be deemed to be modified or superseded for purposes of this Prospectus to the extent that a document which also is or is deemed to be incorporated by reference herein modifies or supersedes such statement. Any statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of this Prospectus.

                                 EXHIBIT 10.36

                           REVOLVING CREDIT AGREEMENT

                         Dated as of November 30, 1995

                               TABLE OF CONTENTS



Section   Title                                                     Page
-------   -----                                                     ----


                            SECTION I - DEFINITIONS

 1.1      Definitions.............................................   1
 1.2      Accounting Terms........................................   7

                       SECTION II - DESCRIPTION OF CREDIT

 2.1      The Loans...............................................   7
 2.2      Notice and Manner of Borrowing or Conversion of Loans...   8
 2.3      Commitment Fee..........................................   8
 2.4      Reduction of Commitment Amount..........................   8
 2.5      The Note................................................   9
 2.6      Duration of Interest Periods............................   9
 2.7      Interest Rates and Payments of Interest.................   9
 2.8      Changed Circumstances...................................  10
 2.9      Capital Requirements....................................  11
 2.10     Payments and Prepayments of the Loans...................  12
 2.11     Method of Payment.......................................  12
 2.12     Overdue Payments........................................  12
 2.13     Payments not at End of Interest Period..................  12
 2.14     Computation of Interest and Fees........................  13

                        SECTION III - CONDITIONS OF LOAN

 3.1      Conditions Precedent to Initial Loan....................  13
 3.2      Conditions Precedent to all Loans.......................  14

                  SECTION IV - REPRESENTATIONS AND WARRANTIES

 4.1      Organization and Qualification..........................  15
 4.2      Corporate Authority.....................................  15
 4.3      Valid Obligations.......................................  15

 4.4      Consents or Approvals...................................  15
 4.5      Title to Properties; Absence of Encumbrances............  16
 4.6      Financial Statements....................................  16
 4.7      Changes.................................................  16
 4.8      Defaults................................................  16
 4.9      Taxes...................................................  16
 4.10     Litigation..............................................  16
 4.11     Use of Proceeds.........................................  17
 4.12     Subsidiaries............................................  17
 4.13     Investment Company Act, etc.............................  17
 4.14     Compliance with ERISA...................................  17
 4.15     Environmental Matters...................................  17

                       SECTION V - AFFIRMATIVE COVENANTS

 5.1      Financial Statements and other Reporting Requirements...  18
 5.2      Conduct of Business.....................................  19
 5.3      Maintenance and Insurance...............................  19
 5.4      Taxes...................................................  20
 5.5      Inspection by the Bank..................................  20
 5.6      Maintenance of Books and Records........................  20
 5.7      Consolidated Total Liabilities to Consolidated
            Tangible Net Worth Ratio..............................  20
 5.8      EBITDA..................................................  20
 5.9      Subsidiary Guarantees...................................  21
 5.10     Further Assurances......................................  21

                        SECTION VI - NEGATIVE COVENANTS

 6.1      Indebtedness............................................  21
 6.2      Contingent Liabilities..................................  21
 6.3      Sale and Leaseback......................................  22
 6.4      Encumbrances............................................  22
 6.5      Merger; Consolidation; Sale or Lease of Assets..........  23
 6.6      Additional Stock Issuance...............................  23
 6.7      Capital Expenditures....................................  23
 6.8      Investments.............................................  23
 6.9      ERISA...................................................  24

                             SECTION VII - DEFAULTS

 7.1      Events of Default.......................................  24
 7.2      Remedies................................................  26


                          SECTION VIII - MISCELLANEOUS
 8.1      Notices.................................................  26
 8.2      Expenses................................................  27
 8.3      Set-Off.................................................  27
 8.4      Term of Agreement.......................................  27
 8.5      No Waivers..............................................  28
 8.6      Governing Law...........................................  28
 8.7      Amendments..............................................  28
 8.8      Binding Effect of Agreement.............................  28
 8.9      Counterparts............................................  28
 8.10     Partial Invalidity......................................  28
 8.11     Captions................................................  28
 8.12     Waiver of Jury Trial....................................  28
 8.13     Entire Agreement........................................  29


     THIS REVOLVING CREDIT AGREEMENT is made as of November 30, 1995, by and between LIFELINE SYSTEMS, INC. (the "Company"), a Massachusetts corporation
                                     -------
having its chief executive office at 640 Memorial Drive, Cambridge, Massachusetts 02139 and THE FIRST NATIONAL BANK OF BOSTON (the "Bank"), a
                                                                ----
national banking association having its head office at 100 Federal Street, Boston, Massachusetts 02110.

                                   SECTION I
                                   ---------

                                  DEFINITIONS
                                  -----------

     1.1. Definitions.
          -----------

     All capitalized terms used in this Agreement or in the Note or in any certificate, report or other document made or delivered pursuant to this Agreement (unless otherwise defined therein) shall have the meanings assigned to them below:

     Accounts.  All rights of the Company to payment for goods sold or leased or
     --------
for services rendered or to be rendered, all sums of money or other proceeds due or becoming due thereon, all instruments pertaining thereto, all guarantees and security therefor, and the Company's rights pertaining to and interest in such goods, including the right of stoppage in transit, replevin or reclamation; all chattel paper; all amounts due from affiliates of the Company; all insurance proceeds; all other rights and claims to the payment of money, under contracts or otherwise; and all other property constituting "accounts" as such term is defined in the Uniform Commercial Code as in effect in The Commonwealth of Massachusetts.

     Adjusted Eurodollar Rate.  Applicable to any Interest Period, shall mean a
     ------------------------
rate per annum determined pursuant to the following formula, rounded upwards, if necessary, to the next higher 1/100 of 1%:

     Adjusted Eurodollar Rate  =     Interbank Offered Rate
                                   -------------------------
                                   1.00 - Reserve Percentage

Where:

          "Interbank Offered Rate" means the rate of interest determined by the
           ----------------------
     Bank to be the prevailing rate per annum at which deposits in U.S. dollars are offered to the Bank by first-class banks in the interbank Eurodollar market in which it regularly participates on or about 10:00 a.m. (Boston, Massachusetts time) two Business Days before the first day of such Interest Period in an amount approximately equal to the principal amount of the Eurodollar Loan to which such Interest Period is to apply for a period of time approximately equal to such Interest Period.

          "Reserve Percentage" means the rate (expressed as a decimal)
           ------------------
     applicable to the Bank during such Interest Period under regulations issued from time to time by the Board of Governors of the Federal Reserve System for determining the maximum reserve requirement (including, without limitation, any basic, supplemental, emergency or marginal reserve requirement) of the Bank with respect to "Eurocurrency liabilities" as that term is defined under such regulations.

The Adjusted Eurodollar Rate shall be adjusted automatically as of the effective date of any change in the Reserve Percentage.

     Agreement.  This Agreement, as the same may be supplemented or amended from
     ---------
time to time.

     Bank.  See Preamble.
     ----

     Base Rate.  The greater of (i) the rate of interest announced from time to
     ---------
time by the Bank at its head office as its Base Rate, and (ii) the Federal Funds Effective Rate plus 1/2 of 1% per annum (rounded upwards, if necessary, to the next 1/8 of 1%).

     Base Rate Loan.  Any Loan bearing interest determined with reference to the
     --------------
Base Rate.

     Borrowing Base.  The lesser of (i) the Commitment Amount and (ii) 80% of
     --------------
Eligible Accounts.

     Business Day.  (i) For all purposes other than as covered by clause (ii)
     ------------
below, any day other than a Saturday, Sunday or legal holiday on which banks in Boston, Massachusetts or New York, New York are open for the conduct of a substantial part of their commercial banking business; and (ii) with respect to all notices and determinations in connection with, and payments of principal and interest on, Eurodollar Loans, any such day that is also a day for trading between banks in U.S. Dollar deposits in the interbank Eurodollar market.

     Code.  The Internal Revenue Code of 1986 and the rules and regulations
     ----
thereunder, collectively, as the same may from time to time be supplemented or amended and remain in effect.

     Commitment Amount.  $4,000,000 or any lesser amount, including zero,
     -----------------
resulting from a termination or reduction of such amount in accordance with
Section 2.4 or Section 7.2.

     Company.  See Preamble.
     -------

     Consolidated Tangible Net Worth.  As of any date of determination, the
     -------------------------------
consolidated total assets of the Company and its Subsidiaries minus (i) any
                                                              -----
amounts attributable to goodwill, intangible items such as unamortized debt discount and expense, patents, trade and service marks and names, copyrights and research and development expenses except prepaid expenses, all reserves not already deducted from assets, any write-up in the book value of assets resulting from any revaluation thereof subsequent to the date of the financial statements referred to in Section 4.6 and the value of any minority interests in Subsidiaries and minus (ii) Consolidated Total Liabilities.
                 -----

     Consolidated Total Liabilities.  As of any date of determination, all
     ------------------------------
obligations that should, in accordance with generally accepted accounting principles, be classified as liabilities on the consolidated balance sheet of the Company and its Subsidiaries, including in any event all Indebtedness.

     Controlled Group.  All trades or businesses (whether or not incorporated)
     ----------------
under common control that, together with the Company, are treated as a single employer under Section 414(b) or 414(c) of the Code or Section 4001 of ERISA.

     Default.  An Event of Default or event or condition that, but for the
     -------
requirement that time elapse or notice be given, or both, would constitute an Event of Default.

     Eligible Account.  An Account which meets all of the following
     ----------------
requirements:

     (i) such Account is subject to no Encumbrance whatsoever other than a Permitted Encumbrance;

     (ii) such Account is owned by the Company and represents a complete bona fide transaction which requires no further act under any circumstances on the part of the Company to make such Account payable by the account debtor;

     (iii)  such Account is not past due;

     (iv) such Account is evidenced by an invoice or other documentation in form reasonably acceptable to the Bank;

     (v) the amount owing on the invoice evidencing such Account is a valid, legally enforceable obligation of the account debtor with respect thereto and is not subject to any material present or contingent offset, deduction or counterclaim, dispute or other defense on the part of such account debtor, and no facts exist which are the basis for any future such action or claim;

     (vi) the goods the sale of which gave rise to such Account were shipped or delivered to the account debtor on an absolute sale basis and not on a bill-and-hold sale basis, a consignment sale basis, a guaranteed sale basis, a sale-or-return basis, or on the basis of any other similar understanding, and no material part of such goods has been returned or rejected;

     (vii) the goods giving rise to such Account were not, at the time of the sale thereof, subject to any Encumbrance, other than a Permitted Encumbrance;

     (viii) the account debtor with respect to such Account is not insolvent or the subject of any bankruptcy or insolvency proceedings of any kind or of any other proceeding or action, threatened or pending, which might have a materially adverse effect on such account debtor and is not, in the reasonable discretion of the Bank, deemed ineligible for credit or other reasons;

     (ix) the account debtor with respect thereto is not an affiliate or employee of the Company;

     (x) if the account debtor with respect thereto is located outside of the United States of America or Canada, the goods which gave rise to such Account were shipped after receipt by the Company from the account debtor of an irrevocable letter of credit issued or confirmed by a financial institution reasonably acceptable to the Bank and in form and substance reasonably acceptable to the Bank, payable in the amount of the face value of the Account in Dollars at a place of payment located within the United States;

     (xi) such Account is not subject to the Assignment of Claims Act of 1940, as amended from time to time, or any applicable law similar in effect thereto, as determined in the reasonable discretion of the Bank, or to any provision prohibiting its assignment or requiring notice of or consent to such assignment; and

     (xii) such Account is not determined by the Bank to be ineligible for any other reason based upon such credit and collateral considerations as the Bank may reasonably deem appropriate.

     Encumbrances.  See Section 6.4.
     ------------

     Environmental Laws.  Any and all applicable foreign, federal, state and
     ------------------
local environmental, health or safety statutes, laws, regulations, rules, ordinances, policies and rules or common law whether now existing or hereafter enacted or promulgated, relating to injury to, or the protection of, real or personal property or human health or the environment.

     ERISA.  The Employee Retirement Income Security Act of 1974 and the rules
     -----
and regulations thereunder, collectively, as the same may from time to time be supplemented or amended.

     Eurodollar Loan.  Any Loan bearing interest at a rate determined with
     ---------------
reference to the Adjusted Eurodollar Rate.

     Event of Default.  Any event described in Section 7.1.
     ----------------

     Federal Funds Effective Rate.  For any day, a fluctuating interest rate per
     ----------------------------
annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of

New York, or, if such rate is not so published for any day that is a Business Day, the average of the quotations for such day on such transactions received by the Bank from three Federal funds brokers of recognized standing selected by the Bank.

     Guarantees.  All guarantees, endorsements or other contingent or surety
     ----------
obligations with respect to obligations of others whether or not reflected on the consolidated balance sheet of the Company and its Subsidiaries, including any obligation to furnish funds, directly or indirectly (whether by virtue of partnership arrangements, by agreement to keep-well or otherwise), through the purchase of goods, supplies or services, or by way of stock purchase, capital contribution, advance or loan, or to enter into a contract for any of the foregoing, for the purpose of payment of obligations of any other person or entity.

     Hazardous Material.  Any substance which is or becomes defined as a
     ------------------
"hazardous waste", "hazardous material" or "hazardous substance" or "controlled industrial waste" or "pollutant" or "contaminant" under any Environmental Law or which is toxic, explosive, corrosive, flammable, infectious, radioactive, carcinogenic, mutagenic or otherwise hazardous and is or becomes regulated by any governmental authority or instrumentality or which contains gasoline, diesel fuel or other petroleum products, asbestos or polychlorinated biphenyls ("PCB's").

     Indebtedness.  All obligations (i) for borrowed money or other extensions
     ------------
of credit whether or not secured or unsecured, absolute or contingent, including, without limitation, unmatured reimbursement obligations with respect to letters of credit, bankers' acceptances or guarantees issued for the account of or on behalf of the Company and its Subsidiaries, (ii) representing the deferred purchase price of property, other than accounts payable arising in the ordinary course of business, (iii) evidenced by bonds, notes, debentures or other similar instruments, (iv) secured by any mortgage, pledge, security interest or other lien on property owned or acquired by the Company or any of its Subsidiaries whether or not the obligations secured thereby shall have been assumed, (v) arising under capital leases required to be capitalized on the consolidated balance sheet of the Company and its Subsidiaries, and (vi) consisting of Guarantees.

     Interest Period.  With respect to each Eurodollar Loan, the period
     ---------------
commencing on the date of the making or continuation of or conversion to such Eurodollar Loan and ending one, two, three or six months thereafter, as the Company may elect in the applicable Notice of Borrowing or Conversion, provided
                                                                       --------
that:

          (i) any Interest Period (other than an Interest Period determined pursuant to clause (iii) below) that would otherwise end on a day that is not a Business Day shall be extended to the next succeeding Business Day unless, in the case of Eurodollar Loans, such Business Day falls in the next calendar month, in which case such Interest Period shall end on the immediately preceding Business Day;

          (ii) any Interest Period applicable to a Eurodollar Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (iii) below, end on the last Business Day of a calendar month;

          (iii) any Interest Period that would otherwise end after the Termination Date shall end on the Termination Date;

          (iv) notwithstanding clause (iii) above, no Interest Period shall have a duration of less than one month; and if any Interest Period applicable to such Loans would be for a shorter period, such Interest Period shall not be available hereunder.

     Investment.  The purchase or acquisition of any share of capital stock,
     ----------
partnership interest, evidence of indebtedness or other equity security of any other person or entity, any loan, advance or extension of credit to, or contribution to the capital of, any other person or entity, any real estate held for sale or investment, any commodities futures contracts held other than in connection with bona fide hedging transactions, any other investment in any other person or entity, and the making of any commitment or acquisition of any option to make an Investment.

     Loan.  A loan made to the Company by the Bank pursuant to Section II of
     ----
this Agreement, and "Loans" means all of such loans, collectively.
                     -----

     Note.  A promissory note of the Company, substantially in the form of
     ----
Exhibit A hereto.
---------

     Notice of Borrowing or Conversion.  See Section 2.2.
     ---------------------------------

     Obligations.  All obligations of the Company to the Bank hereunder of every
     -----------
kind and description, direct or indirect, absolute or contingent, primary or secondary, due or to become due, now existing or hereafter arising, regardless of how they arise or by what agreement or instrument, if any, and including obligations to perform acts and refrain from taking action as well as obligations to pay money.

     PBGC.  The Pension Benefit Guaranty Corporation or any entity succeeding to
     ----
any or all of its functions under ERISA.

     Permitted Encumbrances.  See Section 6.4.
     ----------------------

     Plan.  An employee pension or other benefit plan that is subject to Title
     ----
IV of ERISA or subject to the minimum funding standards under Section 412 of the Code and is either (i) maintained by the Company or any member of the Controlled Group for employees of the Company or any member of the Controlled Group or (ii) if such Plan is established, maintained pursuant to a collective bargaining agreement or any other arrangement under which more than one employer makes contributions and to which the Company or any member of the Controlled Group is then making or accruing an obligation to make contributions or has within the preceding five Plan years made contributions.

     Qualified Investments.  Investments in such securities or instruments as
     ---------------------
permitted by Investment Policy Guidelines/Cash and Temporary Investments as approved by the Board of Directors of the Company as of September 27, 1995 and attached hereto as Exhibit F.

     Subsidiary.  Any corporation, association, joint stock company, business
     ----------
trust or other similar organization of which 50% or more of the ordinary voting power for the election of a majority of the members of the board of directors or other governing body of such entity is held or controlled by the Company or a Subsidiary of the Company; or any other such entity the management of which is directly or indirectly controlled by the Company or a Subsidiary of the Company through the exercise of voting power or otherwise; or any joint venture, whether incorporated or not, in which the Company has an ownership interest of 50% or more.

     Termination Date.  November 29, 1996 or such earlier date on which the
     ----------------
commitment to make Loans is terminated or the Commitment Amount is reduced to zero in accordance with the terms hereof.

     1.2. Accounting Terms.  All terms of an accounting character shall have the
          ----------------
meanings assigned thereto by generally accepted accounting principles applied on a basis consistent with the financial statements referred to in Section 4.6 of this Agreement, modified to the extent, but only to the extent, that such meanings are specifically modified herein.


                                   SECTION II
                                   ----------

                             DESCRIPTION OF CREDIT
                             ---------------------

     2.1. The Loans.  (a)  Subject to the terms and conditions hereof, the Bank
          ---------
will make Loans to the Company, from time to time until the close of business on the Termination Date, in such sums as the Company may request, provided that the
                                                               --------
aggregate principal amount of all Loans at any one time outstanding hereunder shall not exceed the Borrowing Base. The Company may borrow, prepay pursuant to
Section 2.10 and reborrow, from the date of this Agreement until the Termination Date, the full amount of the Borrowing Base or any lesser sum that is at least $1,000,000 and an integral multiple of $100,000. Any Loan not repaid by the Termination Date shall be due and payable on the Termination Date.

     (b) Provided that no Default shall have occurred and be continuing, the Company may convert all or any part (in integral multiples of $1,000,000) of any outstanding Loan into a Loan of any other type provided for in this Agreement in the same aggregate principal amount, on any Business Day (which, in the case of a conversion of a Eurodollar Loan, shall be the last day of the Interest Period applicable to such Eurodollar Loan). The Company shall give the Bank prior notice of each such conversion (which notice shall be effective upon receipt) in accordance with Section 2.2.

     2.2. Notice and Manner of Borrowing or Conversion of Loans.  (a) Whenever
          -----------------------------------------------------
the Company desires to obtain or continue a Loan hereunder or convert an outstanding Loan into a Loan of another type provided for in this Agreement, the Company shall notify the Bank (which notice shall be irrevocable) by telex, telegraph or telephone received no later than 10:00 a.m. (Boston, Massachusetts time) on the date one Business Day before the day on which the requested Loan is to be made or continued as or converted to a Base Rate Loan, and received no later than 10:00 a.m. (Boston, Massachusetts time) on the date three Business Days before the day on which the requested Loan is to be made or continued as or converted to a Eurodollar Loan. Such notice shall specify (i) the effective date and amount of each Loan or portion thereof to be continued or converted, subject to the limitations set forth in Section 2.1, (ii) the interest rate option to be applicable thereto, and (iii) the duration of the applicable Interest Period, if any (subject to the provisions of the definition of Interest Period and Section 2.6). Each such notification (a "Notice of Borrowing or
                                                     ----------------------
Conversion") shall be immediately followed by a written confirmation thereof by
----------
the Company in substantially the form of Exhibit B hereto, provided that if such
                                         ---------         --------
written confirmation differs in any material respect from the action taken by the Bank, the records of the Bank shall control absent manifest error.

     (b) Subject to the terms and conditions hereof, the Bank shall make each Loan on the effective date specified therefor by crediting the amount of such Loan to the Company's demand deposit account with the Bank.

     2.3. Commitment Fee.  The Company shall pay to the Bank a commitment fee
          --------------
computed at the rate of three-tenths of one percent (.30%) per annum on the average daily amount of the unborrowed portion of the Commitment Amount during each quarter or portion thereof. Commitment fees shall be payable quarterly in arrears, on the last day of each calendar quarter, beginning September 30, 1995, and on the Termination Date.

     2.4. Reduction of Commitment Amount.  The Company may from time to time by
          ------------------------------
written notice delivered to the Bank at least five Business Days prior to the date of the requested reduction, reduce by integral multiples of $1,000,000 any unborrowed portion of the Commitment Amount. No reduction of the Commitment Amount shall be subject to reinstatement.

     2.5. The Note.  (a)  The Loans shall be evidenced by the Note, payable to
          --------
the order of the Bank and having a final maturity on the Termination Date. The Note shall be dated on or before the date of the first Loan and shall have the blanks therein appropriately completed.

     (b) The Bank shall, and is hereby irrevocably authorized by the Company to, enter on the schedule forming a part of the Note or otherwise in its records appropriate notations evidencing the date and the amount of each Loan, the interest rate applicable thereto and the date and amount of each payment of principal made by the Company with respect thereto; and in the absence of manifest error, such notations shall constitute conclusive evidence thereof.
The Bank is hereby irrevocably authorized by the Company to attach to and make a part of the Note a continuation of any such schedule as and when required. No failure on the part of the Bank to make any notation as provided in this subsection (b) shall in any way affect any Loan or the rights or obligations of the Bank or the Company with respect thereto.

     2.6.  Duration of Interest Periods.  (a) Subject to the provisions of the
           ----------------------------
definition of Interest Period, the duration of each Interest Period applicable to a Loan shall be as specified in the applicable Notice of Borrowing or Conversion. The Company shall have the option to elect a subsequent Interest Period to be applicable to such Loan by giving notice of such election to the Bank received no later than 10:00 a.m. (Boston, Massachusetts time) on the date one Business Day before the end of the then applicable Interest Period if such Loan is to be continued as or converted to a Base Rate Loan and three Business Days before the end of the then applicable Interest Period if such Loan is to be continued as or converted to a Eurodollar Loan.

     (b) If the Bank does not receive a notice of election of duration of an Interest Period for a Eurodollar Loan pursuant to subsection (a) above within the applicable time limits specified therein, or if, when such notice must be given, a Default exists, the Company shall be deemed to have elected to convert such Loan in whole into a Base Rate Loan on the last day of the then current Interest Period with respect thereto.

     (c) Notwithstanding the foregoing, the Company may not select an Interest Period that would end, but for the provisions of the definition of Interest Period, after the Termination Date.

     2.7.  Interest Rates and Payments of Interest.  (a)  Each Base Rate Loan
           ---------------------------------------
shall bear interest on the outstanding principal amount thereof at a rate per annum equal to the Base Rate, which rate shall change contemporaneously with any change in the Base Rate. Such interest shall be payable on the last day of each calendar quarter, beginning December 31, 1995, and when such Loan is due (whether at maturity, by reason of acceleration or otherwise).

     (b) Each Eurodollar Loan shall bear interest on the outstanding principal amount thereof, for each Interest Period applicable thereto, at a rate per annum equal to the Adjusted Eurodollar Rate plus 2-1/4 percent (2-1/4%). Such interest shall be payable for such Interest Period on the last day thereof and when such Eurodollar Loan is due (whether at maturity, by reason of acceleration or otherwise) and, if such Interest Period is longer than three months, at intervals of three months after the first day thereof.

     2.8.  Changed Circumstances.
           ---------------------

     (a)  In the event that:

          (i) on any date on which the Adjusted Eurodollar Rate would otherwise be set the Bank shall have determined in good faith (which determination shall be final and conclusive) that adequate and fair means do not exist for ascertaining the Interbank Offered Rate, or

          (ii) at any time the Bank shall have determined in good faith (which determination shall be final and conclusive) that:

          (A) the making or continuation of or conversion of any Loan to a Eurodollar Loan has been made impracticable or unlawful by (1) the occurrence of a contingency that materially and adversely affects the interbank Eurodollar market or (2) compliance by the Bank in good faith with any applicable law or governmental regulation, guideline or order or interpretation or change thereof by any governmental authority charged with the interpretation or administration thereof or with any request or directive of any such governmental authority (whether or not having the force of law); or

          (B) the Adjusted Eurodollar Rate shall no longer represent the effective cost to the Bank for U.S. dollar deposits in the interbank market for deposits in which it regularly participates;

then, and in any such event, the Bank shall forthwith so notify the Company thereof. Until the Bank notifies the Company that the circumstances giving rise to such notice no longer apply, the obligation of the Bank to allow selection by the Company of Eurodollar Loans shall be suspended. If at the time the Bank so notifies the Company, the Company has previously given the Bank a Notice of Borrowing or Conversion with respect to one or more Eurodollar Loans but such Loans have not yet gone into effect, such notification shall be deemed to be void and the Company may borrow Loans of another type by giving a substitute Notice of Borrowing or Conversion pursuant to Section 2.2 hereof.

     Upon such date as shall be specified in such notice (which shall not be earlier than the date such notice is given) the Company shall, with respect to the outstanding Eurodollar Loans, prepay the same, together with interest thereon and any amounts required to be paid pursuant to Section 2.13, and may borrow a Loan of another type in accordance with Section 2.1 hereof by giving a Notice of Borrowing or Conversion pursuant to Section 2.2 hereof.

     (b) In case the adoption of or any change after the date hereof in law, regulation, treaty or official directive or the interpretation or application thereof by any court or by any governmental authority charged with the administration thereof or the compliance with any guideline or request of any central bank or other governmental authority (whether or not having the force of law):

          (i) subjects the Bank to any tax with respect to payments of principal or interest or any other amounts payable hereunder by the Company or otherwise with respect to the transactions contemplated hereby (except for taxes on the overall net income of the Bank imposed by the United States of America or any political subdivision thereof), or

          (ii) imposes, modifies or deems applicable any deposit insurance, reserve, special deposit or similar requirement against assets held by, or deposits in or for the account of, or loans by, the Bank (other than such requirements as are already included in the determination of the Adjusted Eurodollar Rate), or

          (iii) imposes upon the Bank any other condition with respect to its performance under this Agreement,

and the result of any of the foregoing is to increase the cost to the Bank, reduce the income receivable by the Bank or impose any expense upon the Bank with respect to any Loans, the Bank shall notify the Company thereof prior to the Termination Date. The Company agrees to pay to the Bank the amount of such increase in cost, reduction in income or additional expense as and when such cost, reduction or expense is incurred or determined, upon presentation by the Bank of a statement in the amount and setting forth the Bank's calculation thereof, which statement shall be deemed true and correct absent manifest error.

     2.9.  Capital Requirements.  If after the date hereof the Bank determines
           --------------------
that (i) the adoption of or change adopted after the date hereof in any law, rule, regulation or guideline regarding capital requirements for banks or bank holding companies, or any change in the interpretation or application thereof by any governmental authority charged with the administration thereof, or (ii) compliance by the Bank or its parent bank holding company with any guideline, request or directive of any such entity adopted after the date hereof regarding capital adequacy (whether or not having the force of law), has the effect of reducing the return on the Bank's or such holding company's capital as a consequence of the Bank's commitment to make Loans hereunder to a level below that which the Bank or such holding company could have achieved but for such adoption, change or compliance (taking into consideration the Bank's or such holding company's then existing policies with respect to capital adequacy and assuming the full utilization of such entity's capital) by any amount deemed by the Bank to be material, then the Bank shall notify the Company thereof prior to the Termination Date. The Company agrees to pay to the Bank the amount of such reduction in the return on capital as and when such reduction is determined, upon presentation by the Bank of a statement in the amount and setting forth the Bank's calculation thereof, which statement shall be deemed true and correct absent manifest error. In determining such amount, the Bank may use any reasonable averaging and attribution methods.

     2.10.  Payments and Prepayments of the Loans.  (a)  All Loans shall be due
            -------------------------------------
and payable on the Termination Date. In addition, if at any time the aggregate principal amount of outstanding Loans shall exceed the Borrowing Base, the Company shall immediately repay to the Bank the amount of such excess.

     (b) Eurodollar Loans may be prepaid at any time, without premium or penalty, on the last day of any Interest Period applicable thereto and upon three Business Days' notice. Base Rate Loans may be prepaid at any time, without premium or penalty, upon one Business Day's notice. Any interest accrued on the amounts so prepaid to the date of such payment must be paid at the time of any such payment. No prepayment of the Loans prior to the Termination Date shall affect the Commitment Amount or impair the Company's right to borrow as set forth in Section 2.1.

     2.11.  Method of Payment.  All payments and prepayments of principal and
            -----------------
all payments of interest, fees and other amounts payable hereunder shall be made by the Company to the Bank at its head office in immediately available funds, on or before 11:00 a.m. (Boston, Massachusetts time) on the due date thereof, free and clear of, and without any deduction or withholding for, any taxes or other payments. The Bank may, and the Company hereby authorizes the Bank to, debit the amount of any payment not made by such time to the demand deposit account of the Company with the Bank.

     2.12.  Overdue Payments.  Overdue principal (whether at maturity, by reason
            ----------------
of acceleration or otherwise) and, to the extent permitted by applicable law, overdue interest and fees or any other amounts payable hereunder or under the Note shall bear interest from and including the due date thereof until paid, compounded daily and payable on demand, at a rate per annum equal to (i) if such due date occurs prior to the end of an Interest Period, 2% above the interest rate applicable to such Loan for such Interest Period until the expiration of such Interest Period, and thereafter, 2% above the Base Rate; and (ii) in all other cases, 2% above the rate then applicable to Base Rate Loans.

     2.13.  Payments Not at End of Interest Period.  If the Company for any
            --------------------------------------
reason makes any payment of principal with respect to any Eurodollar Loan on any day other than the last day of an Interest Period applicable to such Eurodollar Loan, or fails to borrow or continue or convert to a Eurodollar Loan after giving a Notice of Borrowing or Conversion pursuant to Section 2.2, the Company shall pay to the Bank an amount computed pursuant to the following formula:

                              L = (R - T) x P x D
                                  ---------------
                                         360

     L =  amount payable to the Bank
     R =  interest rate on such Loan
     T = effective interest rate per annum at which any readily marketable bond or other obligation of the United States, selected at the Bank's sole discretion, maturing on or near the last day of the then applicable Interest Period of such Loan and in approximately the same amount as such Loan can be purchased by the Bank on the day of such payment of principal or failure to borrow or continue or convert
     P =  the amount of principal prepaid or the amount of the requested Loan
     D = the number of days remaining in the Interest Period as of the date of such payment or the number of days of the requested Interest Period

The Company shall pay such amount upon presentation by the Bank of a statement setting forth the amount and the Bank's calculation thereof pursuant hereto, which statement shall be deemed true and correct absent manifest error.

     2.14.  Computation of Interest and Fees.  Interest and all fees payable
            --------------------------------
hereunder shall be computed daily on the basis of a year of 360 days and paid for the actual number of days for which due. If the due date for any payment of principal is extended by operation of law, interest shall be payable for such extended time. If any payment required by this Agreement becomes due on a day that is not a Business Day such payment may be made on the next succeeding Business Day (subject to clause (i) of the definition of Interest Period), and such extension shall be included in computing interest in connection with such payment.


                                  SECTION III
                                  -----------

                              CONDITIONS OF LOANS
                              -------------------

     3.1. Conditions Precedent to Initial Loan.  The obligation of the Bank to
          ------------------------------------
make its initial Loan is subject to the condition precedent that the Bank shall have received, in form and substance satisfactory to the Bank and its counsel, the following:

     (a) this Agreement and the Note, duly executed by the Company;

     (b) a certificate of the Clerk or an Assistant Clerk of the Company with respect to resolutions of the Board of Directors of the Company authorizing the execution and delivery of this Agreement and the Note and identifying the officer(s) authorized to execute, deliver and take all other actions required under this Agreement, and providing specimen signatures of such officers;

     (c) the articles of organization of the Company and all amendments and supplements thereto, filed in the office of the Secretary of State of Massachusetts, each certified by said Secretary of State as being a true and correct copy thereof;

     (d) the Bylaws of the Company and all amendments and supplements thereto, certified by the Clerk or an Assistant Clerk as being a true and correct copy thereof;

     (e) a certificate of the Secretary of State of Massachusetts, as to legal existence and good standing in such state of the Company and listing all documents on file in the office of said Secretary of State with respect to the Company;

     (f) a certificate of Massachusetts Department of Revenue as to the tax good standing of the Company (provided that such certificate may be delivered not
                         --------
later than 60 days after the date hereof if the Company's treasurer shall have timely delivered to the Bank a certificate verifying the tax good standing of the Company in Massachusetts);

     (g) an opinion addressed to it from Hale and Dorr, counsel to the Company, substantially in the form of Exhibit H hereto;
                             ---------

     (h) a commercial finance-type examination of the Company's Accounts, in form and substance satisfactory to the Bank; and

     (i) such other documents, and completion of such other matters, as counsel for the Bank may deem necessary or appropriate.

     3.2. Conditions Precedent to all Loans.  The obligation of the Bank to make
          ----------------------------------
each Loan, including the initial Loan, or continue or convert Loans to Loans of another type, is further subject to the following conditions:

     (a) timely receipt by the Bank of the Notice of Borrowing or Conversion as provided in Section 2.2;

     (b) the representations and warranties contained in Section IV shall be true and accurate in all material respects on and as of the date of such Notice of Borrowing or Conversion and on the effective date of the making, continuation or conversion of each Loan as though made at and as of each such date (except to the extent that such representations and warranties expressly relate to an earlier date), and no Default shall have occurred and be continuing, or would result from such Loan;

     (c) the resolutions referred to in Section 3.1(b) shall remain in full force and effect; and

     (d) no change shall have occurred in any law or regulation or interpretation thereof that, in the opinion of counsel for the Bank, would make it illegal or against the policy of any governmental agency or authority for the Bank to make Loans hereunder.

     The making of each Loan shall be deemed to be a representation and warranty by the Company on the date of the making, continuation or conversion of such Loan as to the accuracy of the facts referred to in subsection (b) of this
Section 3.2.


                                   SECTION IV
                                   ----------

                         REPRESENTATIONS AND WARRANTIES
                         ------------------------------

     In order to induce the Bank to enter into this Agreement and to make Loans hereunder, the Company represents and warrants to the Bank that:

     4.1. Organization and Qualification.  Each of the Company and its
          ------------------------------
Subsidiaries (a) is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, (b) has all requisite corporate power to own its property and conduct its business as now conducted and as presently contemplated and (c) is duly qualified and in good standing as a foreign corporation and is duly authorized to do business in each jurisdiction where the nature of its properties or business requires such qualification.

     4.2. Corporate Authority.  The execution, delivery and performance of this
          -------------------
Agreement and the Note and the transactions contemplated hereby are within the corporate power and authority of the Company and have been authorized by all necessary corporate proceedings, and do not and will not (a) require any consent or approval of the stockholders of the Company, (b) contravene any provision of the charter documents or by-laws of the Company or any law, rule or regulation applicable to the Company, (c) contravene any provision of, or constitute an event of default or event that, but for the requirement that time elapse or notice be given, or both, would constitute an event of default under, any other agreement, instrument, order or undertaking binding on the Company, or (d) result in or require the imposition of any Encumbrance on any of the properties, assets or rights of the Company.

     4.3. Valid Obligations.  This Agreement and the Note and all of their
          -----------------
respective terms and provisions are the legal, valid and binding obligations of the Company, enforceable in accordance with their respective terms except as limited by bankruptcy, insolvency, reorganization, moratorium or other laws affecting the enforcement of creditors' rights generally, and except as the remedy of specific performance or of injunctive relief is subject to the discretion of the court before which any proceeding therefor may be brought.

     4.4. Consents or Approvals.  The execution, delivery and performance of
          ---------------------
this Agreement and the Note and the transactions contemplated herein do not require any approval or consent of, or filing or registration with, any governmental or other agency or authority, or any other party.

     4.5. Title to Properties; Absence of Encumbrances.  Each of the Company and
          --------------------------------------------
its Subsidiaries has good and marketable title to all of the properties, assets and rights of every kind and nature now purported to be owned by it, including, without limitation, such properties, assets and rights as are reflected in the financial statements referred to in Section 4.6 (except such properties, assets or rights as have been disposed of in the ordinary course of business since the date thereof), free from all Encumbrances except Permitted Encumbrances or those Encumbrances disclosed in Exhibit C hereto, and, except as so disclosed, free
                          ---------
from all defects of title that might materially adversely affect such properties, assets or rights, taken as a whole.

     4.6. Financial Statements.  The Company has furnished the Bank its
          --------------------
consolidated balance sheet as of December 31, 1994 and its consolidated statements of income, changes in stockholders' equity and cash flow for the fiscal year then ended, and related footnotes, audited and certified by Coopers & Lybrand. The Company has also furnished the Bank its consolidated balance sheet as of June 30, 1995 and its consolidated statements of income, changes in stockholders' equity and cash flow for the fiscal quarter then ended, certified by the principal financial officer of the Company but subject, however, to normal, recurring year-end adjustments that shall not in the aggregate be material in amount. All such financial statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods specified and present fairly the financial position of the Company and its Subsidiaries as of such dates and the results of the operations of the Company and its Subsidiaries for such periods. There are no liabilities, contingent or otherwise, not disclosed in such financial statements that involve a material amount.

     4.7. Changes.  Since the date of the most recent financial statements
          -------
referred to in Section 4.6, there have been no changes in the assets, liabilities, financial condition, business or prospects of the Company or any of its Subsidiaries that have had, in the aggregate, a materially adverse effect.

     4.8. Defaults.  As of the date of this Agreement, the Company is not in
          --------
default of any of its obligations under any material agreement.

     4.9. Taxes.  The Company and each Subsidiary have filed all federal, state
          -----
and other tax returns required to be filed, and all taxes, assessments and other governmental charges due from the Company and each Subsidiary have been fully paid. The Company and each Subsidiary have established on their books reserves adequate for the payment of all federal, state and other tax liabilities.

     4.10.  Litigation.  Except as set forth on Exhibit D hereto, there is no
            ----------                          ---------
litigation, arbitration, proceeding or investigation pending, or, to the knowledge of the Company's or any Subsidiary's officers, threatened, against the Company or any Subsidiary that, if adversely determined, could result in a material judgment not fully covered by insurance, could result in a forfeiture of all or any substantial part of the property of the Company or its Subsidiaries, or could otherwise have a material adverse effect on the assets, business or prospects of the Company or any Subsidiary.

     4.11.  Use of Proceeds.  No portion of any Loan is to be used for the
            ---------------
"purpose of purchasing or carrying" any "margin stock" as such terms are used in Regulations U and X of the Board of Governors of the Federal Reserve System, 12 C.F.R. 221 and 224, as amended; and following the application of the proceeds of each Loan, the value of all "margin stock" of the Company will not exceed 25% of the value of the total assets of the Company that are subject to the restrictions set forth in Section 6.4 and 6.5.

     4.12.  Subsidiaries.  As of the date of this Agreement, all the
            ------------
Subsidiaries of the Company are listed on Exhibit E hereto.  The Company or a
                                          ---------
Subsidiary of the Company is the owner, free and clear of all liens and encumbrances, of all of the issued and outstanding stock of each Subsidiary. All shares of such stock have been validly issued and are fully paid and nonassessable, and no rights to subscribe to any additional shares have been granted, and no options, warrants or similar rights are outstanding.

     4.13.  Investment Company Act, etc.  Neither the Company nor any of its
            ---------------------------
Subsidiaries is subject to regulation under the Investment Company Act of 1940, as amended, the Public Utility Holding Company Act of 1935, as amended, or any other statute or regulation that limits its ability to incur Indebtedness.

     4.14.  Compliance with ERISA.  The Company and each member of the
            ---------------------
Controlled Group have fulfilled their obligations under the minimum funding standards of ERISA and the Code with respect to each Plan and are in compliance in all material respects with the applicable provisions of ERISA and the Code, and have not incurred any liability to the PBGC or a Plan under Title IV of ERISA; and no "prohibited transaction" or "reportable event" (as such terms are defined in ERISA) has occurred with respect to any Plan.

     4.15.  Environmental Matters.  The Company and each of its Subsidiaries are
            ---------------------
in compliance, in all material respects, with all Environmental Laws. No demand, claim, notice, suit, suit in equity, action, administrative action, investigation or inquiry arising under, relating to or in connection with any Environmental Laws is pending or threatened against the Company or any of its Subsidiaries, any real property in which the Company or any such Subsidiary holds or, to the Company's knowledge, has held, an interest or any past or present operation of the Company or any such Subsidiary. Neither the Company nor any of its Subsidiaries (i) is the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any Hazardous Materials or other wastes into the environment, (ii) has received any notice of any Hazardous Materials or other wastes in or upon any of its properties in violation of any Environmental Laws, or (iii) knows of any basis for any such investigation, notice or violation, except as disclosed to the Bank on Exhibit D, and as to such matters disclosed on such Exhibit, none
               ---------
will have a material adverse effect on the financial condition, business, operations or prospects of the Company or the Company and its Subsidiaries on a consolidated basis.


                                   SECTION V
                                   ---------

                             AFFIRMATIVE COVENANTS
                             ---------------------

     So long as the Bank has any commitment to lend hereunder or any Loan or other Obligation hereunder remains outstanding, the Company covenants as follows:

     5.1. Financial Statements and other Reporting Requirements.  The Company
          -----------------------------------------------------
shall furnish to the Bank:

     (a) within 91 days after the end of each of its fiscal years, the consolidated and consolidating balance sheet as of the end of such year, and the related consolidated and consolidating statements of income, changes in stockholders' equity and cash flow for such year, audited and certified by Coopers & Lybrand (or other independent certified public accountants acceptable to the Bank) in the case of such consolidated statements, and certified by the chief financial officer in the case of such consolidating statements; and, concurrently with such financial statements, a copy of said certified public accountants' management report and a written statement by such accountants that, in the making of the audit necessary for their report and opinion upon such financial statements they have obtained no knowledge of any Default or, if in the opinion of such accountants any such Default exists, they shall disclose in such written statement the nature and status thereof;

     (b) within 46 days after the end of each of its fiscal quarters, the consolidated and consolidating balance sheet as of the end of such quarter, and the related consolidated and consolidating statements of income and cash flow for the period then ended, certified by the chief financial officer of the Company but subject, however, to normal, recurring year-end adjustments that shall not in the aggregate be material in amount;

     (c) concurrently with the delivery of each financial statement pursuant to subsections (a) and (b) of this Section 5.1, a report in substantially the form of Exhibit G hereto, containing calculations of the financial covenants set
   ---------
forth in Sections 5.7 and 5.8 and of the Borrowing Base, signed on behalf of the Company by its chief financial officer;

     (d) promptly after the receipt thereof by the Company, copies of any reports submitted to the Company by independent public accountants in connection with any interim review of the accounts of the Company made by such accountants;

     (e) promptly after the same are available, copies of all proxy statements, financial statements and reports as the Company shall send to its stockholders or as the Company may file with the Securities and Exchange Commission or any governmental authority at any time having jurisdiction over the Company or its Subsidiaries;

     (f) if and when the Company gives or is required to give notice to the PBGC of any "Reportable Event" (as defined in Section 4043 of ERISA) with respect to any Plan that might constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that any member of the Controlled Group or the plan administrator of any Plan has given or is required to give notice of any such Reportable Event, a copy of the notice of such Reportable Event given or required to be given to the PBGC;

     (g) immediately, and in any event within five days of becoming aware of the existence of any condition or event that constitutes a Default by the Company, written notice thereof specifying the nature and duration thereof and the action being or proposed to be taken with respect thereto;

     (h) promptly upon becoming aware of any litigation or of any investigative proceedings by a governmental agency or authority commenced or threatened against the Company or any of its Subsidiaries, the outcome of which would or might have a materially adverse effect on the assets, business or prospects of the Company or the Company and its Subsidiaries on a consolidated basis, written notice thereof and the action being or proposed to be taken with respect thereto;

     (i) promptly upon becoming aware of any investigative proceedings by a governmental agency or authority commenced or threatened against the Company or any of its Subsidiaries regarding any potential violation of Environmental Laws or any spill, release, discharge or disposal of any Hazardous Material, written notice thereof and the action being or proposed to be taken with respect thereto; and

     (j) from time to time, such other financial data and information about the Company or its Subsidiaries as the Bank may reasonably request.

     5.2. Conduct of Business.  Each of the Company and its Subsidiaries shall:
          -------------------

     (a) duly observe and comply in all material respects with all applicable laws and valid requirements of any governmental authorities relative to its corporate existence, rights and franchises, to the conduct of its business and to its property and assets (including without limitation all Environmental Laws and ERISA), and shall maintain and keep in full force and effect all licenses and permits necessary in any material respect to the proper conduct of its business;

     (b) maintain its corporate existence; and

     (c) remain engaged substantially in the manufacture, lease, monitoring, rental, sale and/or service of, or other activity related to, personal emergency response systems and/or related products and/or services.

     5.3. Maintenance and Insurance.  Each of the Company and its Subsidiaries
          -------------------------
shall maintain its properties in good repair, working order and condition as required for the normal conduct of its business, and shall at all times maintain liability and casualty insurance with financially sound and reputable insurers in such amounts as the officers of the Company in the exercise of their reasonable judgment deem to be adequate.

     5.4. Taxes.  The Company shall pay or cause to be paid all taxes,
          -----
assessments or governmental charges on or against it or any of its Subsidiaries or its or their properties on or prior to the time when they become due; provided that this covenant shall not apply to any tax, assessment or charge
--------
that is being contested in good faith by appropriate proceedings and with respect to which adequate reserves have been established and are being maintained in accordance with generally accepted accounting principles.

     5.5. Inspection by the Bank.  The Company shall permit the Bank or its
          ----------------------
designees, at any reasonable time, and upon reasonable notice (or if a Default shall have occurred and is continuing, at any time and without prior notice), to
(i) visit and inspect the properties of the Company and its Subsidiaries, (ii) examine and make copies of and take abstracts from the books and records of the Company and its Subsidiaries, and (iii) discuss the affairs, finances and accounts of the Company and its Subsidiaries with their appropriate officers, employees and accountants.

     5.6. Maintenance of Books and Records.  Each of the Company and its
          --------------------------------
Subsidiaries shall keep adequate books and records of account, in which true and complete entries will be made reflecting all of its business and financial transactions, and such entries will be made in accordance with generally accepted accounting principles consistently applied and applicable law.

     5.7. Consolidated Total Liabilities to Consolidated Tangible Net Worth
          -----------------------------------------------------------------
Ratio.  The Company shall at all times maintain a ratio of Consolidated Total
-----
Liabilities (excluding deferred federal and state income taxes) to Consolidated Tangible Net Worth of not greater than 0.75 to 1.00.

     5.8. EBITDA.  The Company shall, for each period commencing October 1, 1995
          ------
and ending on the dates set forth below, maintain cumulative consolidated earnings from continuing operations before interest expense (including imputed interest on capitalized lease obligations) and income taxes for such period, excluding any nonrecurring or extraordinary items, plus consolidated
                                                   ----
depreciation and amortization expenses for such period, of not less than the amount set forth opposite such dates:


          Period Beginning 10/01/95
                  and Ended                 Minimum EBITDA
          ------------------------------------------------

                  12/31/95                    $1,100,000
                  03/31/96                    $2,400,000
                  06/30/96                    $3,700,000
                  09/30/96                    $5,000,000

     5.9. Subsidiary Guarantees.  The Company shall cause each new Subsidiary
          ---------------------
formed or acquired after the date hereof to guarantee the Obligations of the Company hereunder within 15 days of the formation of such Subsidiary, pursuant to documentation in form and substance satisfactory to the Bank.

     5.10.  Further Assurances.  At any time and from time to time the Company
            ------------------
shall, and shall cause each of its Subsidiaries to, execute and deliver such further instruments and take such further action as may reasonably be requested by the Bank to effect the purposes of this Agreement and the Note.


                                   SECTION VI
                                   ----------

                               NEGATIVE COVENANTS
                               ------------------

     So long as the Bank has any commitment to lend hereunder or any Loan or other Obligation hereunder remains outstanding, the Company covenants as follows:

     6.1. Indebtedness.  Neither the Company nor any of its Subsidiaries shall
          ------------
create, incur, assume or be or remain liable with respect to any Indebtedness other than the following:

     (a) Indebtedness to the Bank or any of its affiliates;

     (b) Indebtedness existing as of the date of this Agreement and disclosed on Exhibit C hereto or in the financial statements referred to in Section 4.6;
---------

     (c) Indebtedness of the Company incurred for the purchase of tangible property used in its business and secured by Permitted Encumbrances, in amounts not exceeding in the aggregate at any time $250,000;

     (d) capitalized lease obligations of the Company in amounts that, when added to capital expenditures incurred pursuant to Section 6.7, do not exceed in the aggregate at any time $5,500,000; and

     (e) Indebtedness of the Company to any of its Subsidiaries, or of any Subsidiary to the Company, provided that such Indebtedness is subordinated to
                           --------
the payment and performance of the Obligations on terms and conditions satisfactory to the Bank.

     6.2. Contingent Liabilities.  Neither the Company nor any of its
          ----------------------
Subsidiaries shall create, incur, assume or remain liable with respect to any Guarantees other than the following:

     (a) Guarantees in favor of the Bank or any of its affiliates;

     (b) Guarantees existing on the date of this Agreement and disclosed on Exhibit C hereto or in the financial statements referred to in Section 4.6;
---------

     (c) Guarantees resulting from the endorsement of negotiable instruments for collection in the ordinary course of business;

     (d) Guarantees with respect to surety, appeal, performance and return-of-money and other similar obligations incurred in the ordinary course of business (exclusive of obligations for the payment of borrowed money); and

     (e) Guarantees of normal trade debt incurred in connection with the acquisition of goods and supplies.

     6.3. Sale and Leaseback.  Neither the Company nor any of its Subsidiaries
          ------------------
shall enter into any arrangement, other than between or among the Company and any of its Subsidiaries, directly or indirectly, whereby it shall sell or transfer any property owned by it in order to lease such property or lease other property that the Company or any such Subsidiary intends to use for substantially the same purpose as the property being sold or transferred.

     6.4. Encumbrances.  Neither the Company nor any of its Subsidiaries shall
          ------------
create, incur, assume or suffer to exist any mortgage, pledge, security interest, lien or other charge or encumbrance, including the lien or retained security title of a conditional vendor upon or with respect to any of its property or assets ("Encumbrances"), or assign or
                                           ------------
otherwise convey any right to receive income, including the sale or discount of accounts receivable with or without recourse, except the following ("Permitted Encumbrances"):
  ----------------------

     (a) Encumbrances in favor of the Bank or any of its affiliates;

     (b) Encumbrances existing as of the date of this Agreement and disclosed in Exhibit C hereto;
---------

     (c) liens for taxes, fees, assessments and other governmental charges to the extent that payment of the same may be postponed or is not required in accordance with the provisions of Section 5.4;

     (d) landlords' and lessors' liens in respect of rent not in default or liens in respect of pledges or deposits under workmen's compensation, unemployment insurance, social security laws, or similar legislation (other than ERISA) or in connection with appeal and similar bonds incidental to litigation; mechanics', laborers' and materialmen's and similar liens, if the obligations secured by such liens are not then delinquent; liens securing the performance of bids, tenders, contracts (other than for the payment of money); and statutory obligations incidental to the conduct of its business and that do not in the aggregate materially detract from the value of its property or materially impair the use thereof in the operation of its business;

     (e) judgment liens that shall not have been in existence for a period longer than 30 days after the creation thereof or, if a stay of execution shall have been obtained, for a period longer than 30 days after the expiration of such stay;

     (f) rights of lessors under capitalized leases permitted by Section 6.1(d);

     (g) Encumbrances securing Indebtedness permitted by Section 6.1(c), provided that any such Encumbrances shall not extend to assets of the Company or
--------
any such Subsidiary not financed by such a purchase money obligation;

     (h) easements, rights of way, restrictions and other similar charges or Encumbrances relating to real property and not interfering in a material way with the ordinary conduct of its business; and

     (i) Encumbrances on its assets created in connection with the refinancing of Indebtedness secured by Permitted Encumbrances on such assets, provided that
                                                                  --------
the amount of Indebtedness secured by any such Encumbrance shall not be increased as a result of such refinancing and no such Encumbrance shall extend to property and assets of the Company or any such Subsidiary not encumbered prior to any such refinancing.

     6.5. Merger; Consolidation; Sale or Lease of Assets.  Neither the Company
          ----------------------------------------------
nor any of its Subsidiaries shall sell, lease or otherwise dispose of all or any substantial portion of its assets, other than sales of inventory in the ordinary course of business; or liquidate, merge or consolidate into or with any other person or entity, provided that any
                                                              --------
Subsidiary of the Company may merge or consolidate into or with (i) the Company if no Default has occurred and is continuing or would result from such merger and if the Company is the surviving company, or (ii) any other wholly-owned Subsidiary of the Company.

     6.6. Additional Stock Issuance.  The Company shall not permit any of its
          -------------------------
Subsidiaries to issue any additional shares of its capital stock or other equity securities, any options therefor or any securities convertible thereto other than to the Company. Neither the Company nor any of its Subsidiaries shall sell, transfer or otherwise dispose of any of the capital stock or other equity securities of a Subsidiary, except (i) to the Company or any of its wholly-owned Subsidiaries, or (ii) in connection with a transaction permitted by Section 6.5.

     6.7. Capital Expenditures.  Neither the Company nor any of its Subsidiaries
          --------------------
shall purchase or agree to purchase, or incur any Indebtedness (including that portion of the obligations arising under capital leases that is required to be capitalized on the consolidated balance sheet of the Company and its Subsidiaries) for, any equipment or other property constituting fixed assets in any fiscal year in excess of $5,500,000.

     6.8. Investments.  Neither the Company nor any of its Subsidiaries shall
          -----------
make or maintain any Investments other than (i) Qualified Investments; (ii) Investments in existing Subsidiaries in the ordinary course of its business; and
(iii) acquisitions of new Subsidiaries, provided that such Subsidiaries are
                                        --------
engaged in similar or complementary lines of business as the Company and no Default shall then exist or would result from such acquisition.

     6.9. ERISA.  Neither the Company nor any member of the Controlled Group
          -----
shall permit any Plan maintained by it to (i) engage in any "prohibited transaction" (as defined in Section 4975 of the Code, (ii) incur any "accumulated funding deficiency" (as defined in Section 302 of ERISA) whether or not waived, or (iii) terminate any Plan in a manner that could result in the imposition of a lien or encumbrance on the assets of the Company or any of its Subsidiaries pursuant to Section 4068 of ERISA.


                                  SECTION VII
                                  -----------

                                    DEFAULTS
                                    --------

     7.1. Events of Default.  There shall be an Event of Default hereunder if
          -----------------
any of the following events occurs:

     (a) the Company shall fail to pay when due (i) any amount of principal of any Loans, including any mandatory prepayments, or (ii) any amount of interest thereon or any fees or expenses payable hereunder or under the Note within five days of the due date therefor; or

     (b) the Company shall fail to perform any term, covenant or agreement contained in Sections 5.1(g), 5.5, 5.7 through 5.9 or Section VI; or

     (c) the Company shall fail to perform any covenant contained in Sections 5.1(f), 5.1(h), 5.1(i) or 5.2, and such failure shall continue for 30 days; or

     (d) the Company shall fail to perform any term, covenant or agreement (other than in respect of subsections 7.1(a) through (c) hereof) contained in this Agreement and such default shall continue for 30 days after notice thereof has been sent to the Company by the Bank; or

     (e) any representation or warranty of the Company made in this Agreement or in the Note or any other documents or agreements executed in connection with the transactions contemplated by this Agreement or in any certificate delivered hereunder shall prove to have been false in any material respect upon the date when made or deemed to have been made; or

     (f) there shall occur any material adverse change in the assets, liabilities, financial condition, business or prospects of the Company or the Company and its Subsidiaries, taken as a whole, as determined by the Bank acting in good faith; or

     (g) the Company or any of its Subsidiaries shall fail to pay at maturity, or within any applicable period of grace, any Indebtedness for borrowed money or advances, or for the use of real or personal property, or fail to observe or perform any term, covenant or agreement evidencing or securing such obligations for borrowed monies or advances, or relating to such use of real or personal property, the result of which failure is to permit the holder or holders of such obligations to cause such Indebtedness to become due prior to its stated maturity upon delivery of required notice, if any; or

     (h) the Company or any of its Subsidiaries shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee, liquidator or similar official of itself or of all or a substantial part of its property, (ii) be generally not paying its debts as such debts become due, (iii) make a general assignment for the benefit of its creditors,
(iv) commence a voluntary case under the Federal Bankruptcy Code (as now or hereafter in effect), (v) take any action or commence any case or proceeding under any law relating to bankruptcy, insolvency, reorganization, winding-up or composition or adjustment of debts, or any other law providing for the relief of debtors, (vi) fail to contest in a timely or appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Federal Bankruptcy Code or other similar law, (vii) take any action under the laws of its jurisdiction of incorporation or organization similar to any of the foregoing, or (viii) take any corporate action for the purpose of effecting any of the foregoing; or

     (i) a proceeding or case shall be commenced, without the application or consent of the Company or any of its Subsidiaries in any court of competent jurisdiction, seeking (i) the liquidation, reorganization, dissolution, winding up, or composition or readjustment of its debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of it or of all or any substantial part of its assets, or (iii) similar relief in respect of it, under any law relating to bankruptcy, insolvency, reorganization, winding-up or composition or adjustment of debts or any other law providing for the relief of debtors, and such proceeding or case shall continue undismissed, or unstayed and in effect, for a period of 45 days; or an order for relief shall be entered in an involuntary case under the Federal Bankruptcy Code, against the Company or such Subsidiary; or action under the laws of the jurisdiction of incorporation or organization of the Company or any of its Subsidiaries similar to any of the foregoing shall be taken with respect to the Company or such Subsidiary and shall continue unstayed and in effect for any period of 45 days; or

     (j) a judgment or order for the payment of money shall be entered against the Company or any of its Subsidiaries by any court, or a warrant of attachment or execution or similar process shall be issued or levied against property of the Company or such Subsidiary, that in the aggregate exceeds $200,000 in value and such judgment, order, warrant or process shall continue undischarged or unstayed for 45 days; or

     (k) the Company or any member of the Controlled Group shall fail to pay when due any amounts that it shall have become liable to pay to the PBGC or to a Plan under Title IV of ERISA; or notice of intent to terminate a Plan or Plans shall be filed under Title IV of ERISA by the Company, any member of the Controlled Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate or to cause a trustee to be appointed to administer any such Plan or Plans or a proceeding shall be instituted by a fiduciary of any such Plan or Plans against the Company and such proceedings shall not have been dismissed within 45 days thereafter; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any such Plan or Plans must be terminated.

     7.2. Remedies.  Upon the occurrence of an Event of Default described in
          --------
subsections 7.1(h) and (i), immediately and automatically, and upon the occurrence of any other Event of Default, at any time thereafter while such Event of Default is continuing, at the Bank's option and upon the Bank's declaration:

     (a) the Bank's commitment to make any further Loans hereunder shall terminate;

     (b) the unpaid principal amount of the Loans, together with accrued interest and all other Obligations hereunder, shall become immediately due and payable without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived; and

     (c) the Bank may exercise any and all rights it has under this Agreement, the Note or any other documents or agreements executed in connection herewith, or at law or in equity, and proceed to protect and enforce the Bank's rights by any action at law, in equity or other appropriate proceeding.

                                  SECTION VIII
                                  ------------

                                 MISCELLANEOUS
                                 -------------

     8.1. Notices.  Unless otherwise specified herein, all notices hereunder to
          -------
any party hereto shall be in writing and shall be deemed to have been given when
(a) delivered by hand, (b) properly deposited in the mails postage prepaid, (c) sent by telex, answerback received, or electronic facsimile transmission, or (d) delivered to the telegraph company or overnight courier, in each case addressed to such party at its address indicated below:

     If to the Company, at

          LIFELINE SYSTEMS, INC.
          640 Memorial Drive
          Cambridge, Massachusetts  02139
          Attention:  Dennis M. Hurley, Vice President, Finance,
                      Chief Financial Officer and Treasurer
          Telephone:  (617) 679-1382
          Facsimile:  (617) 679-1386

     If to the Bank, at

          THE FIRST NATIONAL BANK OF BOSTON
          100 Federal Street
          Boston, Massachusetts  02110

          Attention:  Patricia Sluder, Assistant Vice President
          Telephone:  (617) 434-7348
          Facsimile:  (617) 434-0819

or at any other address specified by such party in writing.

     8.2. Expenses.  The Company will pay on demand all expenses of the Bank in
          --------
connection with the preparation, waiver or amendment of this Agreement, the Note or other documents or agreements executed in connection therewith, or the default or collection of the Loans or other Obligations or in connection with the Bank's exercise, preservation or enforcement of any of its rights, remedies or options thereunder, including, without limitation, fees and expenses of outside legal counsel or the allocated costs of in-house legal counsel, accounting, consulting, brokerage or other similar professional fees or expenses, and any fees or expenses associated with any travel or other costs relating to any appraisals or examinations conducted in connection with the Obligations or any collateral therefor, and the amount of all such expenses shall, until paid, bear interest at the rate applicable to principal hereunder (including any default rate).

     8.3. Set-Off.  Regardless of the adequacy of any collateral or other means
          -------
of obtaining repayment of the Obligations, any deposits, balances or other sums credited by or due from the head office of the Bank or any of its branch offices to the Company may, at any time and from time to time after the occurrence of an Event of Default hereunder, without notice to the Company or compliance with any other condition precedent now or hereafter imposed by statute, rule of law, or otherwise (all of which are hereby expressly waived) be set off, appropriated, and applied by the Bank against any and all obligations of the Company to the Bank or any of its affiliates in such manner as the head office of the Bank or any of its branch offices in their sole discretion may determine, and the Company hereby grants the Bank a continuing security interest in such deposits, balances or other sums for the payment and performance of all such Obligations.

     8.4. Term of Agreement.  This Agreement shall continue in full force and
          -----------------
effect so long as the Bank has any commitment to make Loans hereunder or any Loan or any Obligation hereunder shall be outstanding.

     8.5. No Waivers.  No failure or delay by the Bank in exercising any right,
          ----------
power or privilege hereunder or under the Note or under any other documents or agreements executed in connection herewith shall operate as a waiver thereof; nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies provided herein and in the Note and such other documents and agreements are cumulative and not exclusive of any rights or remedies otherwise provided by agreement or law.

     8.6. Governing Law.  This Agreement and the Note shall be deemed to be
          -------------
contracts made under seal and shall be construed in accordance with and governed by the laws of The Commonwealth of Massachusetts (without giving effect to any conflicts of laws provisions contained therein).

     8.7. Amendments.  Neither this Agreement nor the Note nor any provision
          ----------
hereof or thereof may be amended, waived, discharged or terminated except by a written instrument signed by the Bank and, in the case of amendments, by the Company.

     8.8. Binding Effect of Agreement.  This Agreement shall be binding upon and
          ---------------------------
inure to the benefit of the Company and the Bank and their respective successors and assigns; provided that the Company may not assign or transfer its rights or
             --------
obligations hereunder. The Bank may sell or transfer its interests hereunder and under the Note, or grant participations therein, without the prior written consent of the Company. In the case of any such participation, the Company agrees that any such participant shall be entitled to the benefits of Sections 2.8, 2.9, 2.13, 5.5 and 8.3 to the same extent as if such transferee or participant were the Bank hereunder; provided the Company may, for all purposes
                                     --------
of this Agreement, treat the Bank as the person entitled to exercise all rights hereunder and under the Note and to receive all payments with respect thereto.

     8.9. Counterparts.  This Agreement may be signed in any number of
          ------------
counterparts with the same effect as if the signatures hereto and thereto were upon the same instrument.

     8.10. Partial Invalidity.  The invalidity or unenforceability of any one or
           ------------------
more phrases, clauses or sections of this Agreement shall not affect the validity or enforceability of the remaining portions of it.

     8.11. Captions.  The captions and headings of the various sections and
           --------
subsections of this Agreement are provided for convenience only and shall not be construed to modify the meaning of such sections or subsections.

     8.12. WAIVER OF JURY TRIAL.  THE BANK AND THE COMPANY AGREE THAT NEITHER OF
           --------------------
THEM NOR ANY ASSIGNEE OR SUCCESSOR SHALL (A) SEEK A JURY TRIAL IN ANY LAWSUIT, PROCEEDING, COUNTERCLAIM OR ANY OTHER ACTION BASED UPON, OR ARISING OUT OF, THIS AGREEMENT OR THE NOTE OR ANY RELATED DOCUMENTS OR AGREEMENTS, ANY COLLATERAL OR THE DEALINGS OR THE RELATIONSHIP BETWEEN OR AMONG ANY OF THEM, OR (B) SEEK TO CONSOLIDATE ANY SUCH ACTION WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED. THE PROVISIONS OF THIS PARAGRAPH HAVE BEEN FULLY DISCUSSED BY THE BANK AND THE COMPANY, AND THESE PROVISIONS SHALL BE SUBJECT TO NO EXCEPTIONS. NEITHER THE BANK NOR THE COMPANY HAS AGREED WITH OR REPRESENTED TO THE OTHER THAT THE PROVISIONS OF THIS PARAGRAPH WILL NOT BE FULLY ENFORCED IN ALL INSTANCES.

     8.13. Entire Agreement.  This Agreement, the Note and the documents and
           ----------------
agreements executed in connection herewith constitute the final agreement of the parties hereto and supersede any prior agreement or understanding, written or oral, with respect to the matters contained herein and therein.


     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their duly authorized officers as of the day and year first above written.


                              LIFELINE SYSTEMS, INC.

                              By: /s/ Dennis M. Hurley
                                  -----------------------------------------
                              Title:  Vice President, Finance/CFO

                              THE FIRST NATIONAL BANK OF BOSTON

                              By: /s/ Oscar Jazdowski
                                  -----------------------------------------
                                            Title:  Managing Director

                                  EXHIBIT 11.1

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                    (In thousands, except per share figures)

                                                     Year ended December 31,
                                                     1995     1994     1993
                                                    ------   ------   ------

Primary
-------

Weighted average shares outstanding                  5,636    5,598    5,542

Net effect of dilutive common stock equivalents
  based on the treasury method                         472      253      148

Effect of treasury shares purchased                      -      (75)     (10)

Effect of treasury shares issued                         7        -        -
                                                    ------   ------   ------

Total                                                6,115    5,776    5,680
                                                    ------   ------   ------

Net income                                          $3,148   $1,980   $1,085
                                                    ======   ======   ======

Net income per common share                         $ 0.51   $ 0.34   $ 0.19
                                                    ======   ======   ======

Fully diluted
-------------

Weighted average shares outstanding                  5,636    5,598    5,542

Net effect of dilutive common stock equivalents
  based on the treasury method                         574      357      299

Effect of treasury shares purchased                      -      (75)     (10)

Effect of treasury shares issued                         7        -        -
                                                    ------   ------   ------

Total                                                6,217    5,880    5,831
                                                    ------   ------   ------

Net income                                          $3,148   $1,980   $1,085
                                                    ======   ======   ======

Net income per common share                         $ 0.51   $ 0.34   $ 0.19
                                                    ======   ======   ======

                                  EXHIBIT 21.1

                     SUBSIDIARIES OF LIFELINE SYSTEMS, INC.


Lifeline Systems Securities Corporation
640 Memorial Drive
Cambridge, MA 02139-4851

Incorporated in the Commonwealth of Massachusetts


Lifeline Systems (Canada), Inc.
640 Memorial Drive
Cambridge, MA 02139-4851

Incorporated in the Province of Ontario, Canada


Lifeline Systems Export, Inc.
The Financial Services Centre
Bishops Court Hill
St. Michael, Barbados

Incorporated in the Country of Barbados