Form 10-Q
period 1996-03-31
LIFELINE SYSTEMS INC
filed 1996-05-10
CIK 720195

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               __________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996              Commission File Number 0-13617

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

                               __________________


Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common stock $0.02 par value
                          ----------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.      Yes ___X___  No ________



Number of shares outstanding of this issuer's class of common stock as of April 30, 1996: 5,677,001

                             LIFELINE SYSTEMS, INC.
                                     INDEX



                                                                PAGE

PART  I.  FINANCIAL INFORMATION

   ITEM 1.             FINANCIAL STATEMENTS

         Consolidated Balance Sheets-March 31, 1996
                and December 31, 1995                             3

         Consolidated Statements of Income - Three months
                ended March 31, 1996 and 1995                     4

         Consolidated Statements of Cash Flows - Three months
                ended March 31, 1996 and 1995                     5

         Notes to Consolidated Financial Statements               6

  ITEM 2.

         Management's Discussion and Analysis of Results of
                Operations and Financial Condition               7-9

PART II.        OTHER INFORMATION                                10

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                        March 31,      December 31,
                                                                          1996             1995
ASSETS
Current assets:
  Cash and cash equivalents                                               $ 3,708         $ 3,490
  Short-term investments                                                    4,731           6,726
  Accounts receivable, net                                                  5,782           5,976
  Inventories                                                               1,418           1,394
  Net investment in sales-type leases                                       1,884           1,992
  Other current assets                                                        581             624
  Deferred income taxes                                                     1,093           1,093
                                                                         ---------       ---------
    Total current assets                                                   19,197          21,295

Long-term investments                                                       4,984           2,597
Property and equipment, net                                                 4,982           4,648
Goodwill, net                                                               1,918           2,018
Net investment in sales-type leases                                         1,178           1,208
Other assets                                                                  196             195
                                                                         ---------       ---------
    Total assets                                                         $ 32,455        $ 31,961
                                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                   $ 3,795         $ 2,508
  Accrued payroll and payroll taxes                                           513           1,702
  Accrued income taxes                                                        642             319
  Deferred revenues                                                           783             936
  Current portion of obligations under capital lease                           68              91
  Product warranty                                                            500             456
  Other current liabilities                                                    30              30
                                                                         ---------       ---------
    Total current liabilities                                               6,331           6,042

Obligations under capital lease                                                31              32
Deferred income taxes                                                       1,148           1,148
Deferred compensation                                                         549             450

Commitments:
Stockholders' equity:
  Common stock, $.02 par value, 10,000,000 shares authorized,
    6,172,349 and 6,132,457 shares issued at March 31, 1996
    and December 31, 1995, respectively                                       123             123
  Additional paid-in capital                                               15,281          15,161
  Retained earnings                                                        11,665          10,975
                                                                         ---------       ---------
                                                                           27,069          26,259
  Less: treasury stock at cost, 495,348 shares at March 31, 1996
    and 436,848 shares at December 31, 1995                                (2,323)         (1,620)
    Notes receivable - officers                                              (350)           (350)
                                                                         ---------       ---------
    Total stockholders' equity                                             24,396          24,289
                                                                         ---------       ---------
    Total liabilities and stockholders' equity                           $ 32,455        $ 31,961
                                                                         =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                        Three months ended
                                                                            March 31,
                                                                        1996          1995
                                                                        ----          ----
Cash flows from operating activities:
  Net income                                                           $ 690         $ 527
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                        720           493
    Deferred income taxes                                                 -           (358)
    Deferred compensation                                                 99            -
  Changes in operating assets and liabilities:
    Accounts receivable                                                  194           200
    Inventories                                                          (24)          204
    Net investment in sales-type leases                                  138           856
    Other current assets and other assets                                 42          (123)
    Accounts payable and accrued expenses                              1,287           189
    Accrued payroll and payroll taxes                                 (1,189)         (620)
    Deferred revenues, product warranty, and other
      current liabilities                                               (109)           19
    Accrued income taxes                                                 323           713
    Accrued restructuring charge                                          -           (200)
                                                                    ---------      --------
      Net cash provided by operating activities                        2,171         1,900
                                                                    ---------      --------
Cash flows from investing activities:
  Purchases of investments                                            (4,597)          -
  Sales and maturities of investments                                  4,205           -
  Additions to property and equipment                                   (954)         (790)
                                                                    ---------      --------
      Net cash (used in) investing activities                         (1,346)         (790)
                                                                    ---------      --------
Cash flows from financing activities:
  Principal payments under capital lease obligations                     (24)          (88)
  Proceeds from issuance of common stock                                 108           312
  Purchase of treasury stock                                            (709)           -
  Issuance of treasury stock                                              18            -
                                                                    ---------      --------
      Net cash provided by (used in) financing activities               (607)          224
                                                                    ---------      --------
Net increase in cash and cash equivalents                                218         1,334

Cash and cash equivalents at beginning of period                       3,490         9,555
                                                                    ---------      --------

Cash and cash equivalents at end of period                           $ 3,708      $ 10,889
                                                                    =========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except for per share data)

                                                     Three months ended
                                                          March 31,
                                                     1996          1995
Revenues
  Net product sales                                $ 5,467       $ 5,334
  Services                                           5,419         3,991
  Finance and rental income                            270           386
                                                  ---------     ---------
    Total revenues                                  11,156         9,711
                                                  ---------     ---------
Costs and expenses
  Cost of sales                                      1,936         2,105
  Cost of services                                   2,448         1,610
  Selling, general, and administrative               5,280         4,834
  Research and development                             483           411
                                                  ---------     ---------
    Total costs and expenses                        10,147         8,960
                                                  ---------     ---------
Income from operations                               1,009           751
                                                  ---------     ---------
Other income (expense)
  Interest income                                      168           161
  Interest expense                                      (2)           (2)
                                                  ---------     ---------
    Total other income, net                            166           159
                                                  ---------     ---------

Income before income taxes                           1,175           910
Provision for income taxes                             485           383
                                                  ---------     ---------

Net income                                           $ 690         $ 527
                                                  =========     =========
Net income per common share:
  Primary                                           $ 0.11        $ 0.09
                                                  ---------     ---------
  Fully diluted                                     $ 0.11        $ 0.09
                                                  ---------     ---------
Weighted average common and
 common equivalent shares outstanding:
  Primary                                            6,166         5,941
                                                  ---------     ---------
  Fully diluted                                      6,184         5,941
                                                  =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of March 31, 1996 and the consolidated results of its operations and cash flows for the three months ended March 31, 1996 and 1995.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited financial statements for the year ended December 31, 1995.

   The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

2.  Details of certain balance sheet captions are as follows (in thousands):

                                                    March 31,    December 31,
                                                      1996          1995
                                                    ---------    ------------
Inventories:
   Purchased parts and subassemblies                   $  639          $  602
   Work-in-process                                        603             492
   Finished goods                                         176             300
                                                    ---------    ------------
                                                       $1,418          $1,394
                                                    =========    ============


Property and equipment:
   Equipment                                           $8,175          $7,532
   Furniture and fixtures                                 412             332
   Equipment leased to others                           3,039           2,661
   Equipment under capital leases                       1,035           1,035
   Leasehold improvements                                 515             663
                                                    ---------    ------------
                                                       13,176          12,223
   Less accumulated depreciation and amortization      (8,194)         (7,575)
                                                    ---------    ------------
                                                       $4,982          $4,648
                                                    =========    ============

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 1996 were $11.2 million, an increase of 15% compared with the total revenues of $9.7 million for the quarter ended March 31, 1995.

Service revenues grew 36% to $5.4 million for the first quarter of 1996 from $4.0 million for the first quarter of 1995. Services comprised nearly 49% of the Company's revenues during the first quarter, as compared to 41% during the same period in 1995. The Company's continued growth in service revenue is due to continued expansion in the number of the Company's monitored subscribers, to over 128,000 by quarter-end as compared to 100,000 for the first quarter of 1995. The Company's ability to sustain the current level of service revenue growth in the long run depends on its ability to expand the market for its personal response services and convert additional locally monitored programs to service provided by Lifeline Central. The Company believes that the high quality of its services will be a factor in meeting this challenge.

Product sales were comparable with prior year results, increasing 2% to $5.5 million for the three months ended March 31, 1996 from $5.3 million for the same period in 1995. While unit shipments rose 9% versus the prior year, revenues did not increase proportionately due to first quarter shipments of previously committed quantity discount orders. Current quarter hardware revenues include the Company's newest product line, the CarePartner, which represented 70% of total units shipped during the quarter. The Company's ability to sustain the current level of product sales in the long run depends on its ability to expand the market for its personal response services. The Company believes the CarePartner and other new products will be a factor in meeting this challenge.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, decreased $116,000, to $270,000 for the first quarter of 1996 from $386,000 for the same period last year. In January, 1996 the Company introduced an internally managed and funded leasing program to replace its arrangement with a third-party leasing agent. This arrangement had been in place since January, 1994, prior to which the Company had offered its own leasing program. Finance income from leases generated by the Company prior to 1994 declined during the quarter ended March 31,

1996 as compared to the similar period last year. The effect of this decline was offset in part by finance income earned on leases generated by the Company during the first quarter of 1996 under the more recent internal leasing program.

Cost of sales was 35% of product sales for the three months ended March 31, 1996, compared with 39% for the same period a year ago. The improvement is largely attributable to manufacturing process improvements which reduced product costs.

Cost of services increased as a percentage of service revenues, to 45% for the first quarter of 1996 from 40% for the first quarter of 1995. The increase was largely due to expenditures related to investments in personnel and systems supporting the Company's service infrastructure.

Selling, general, and administrative expenses continue to decline as a percentage of total revenues. Such expenses represented 47% of total revenues during the first quarter of 1996, as compared to 50% during the same period in 1995. Actual first quarter selling, general, and administrative expenditures totaled $5.3 million during 1996, an increase of $0.5 million over expenses of $4.8 million for the same period in 1995. The increase was largely attributable to maintenance of and improvements in support systems and higher spending associated with sales and marketing strategies.

Research and development expenses remained constant as a percentage of total revenues at 4% for both the quarters ended March 31, 1996 and 1995. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at approximately a consistent percentage of total revenues.

The Company's effective tax rate was 41% for the three months ended March 31, 1996, versus 42% for the comparable period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1996, cash and cash equivalents increased $0.2 million to $3.7 million at March 31, 1996 from $3.5 million at December 31, 1995. The net increase in cash resulted from positive cash flows from profitable operations, as well as payments received from the Company's portfolio of sales-type leases. The Company also experienced a significant increase in its accounts payable and accrued expenses, primarily as a result of the timing of expenditures related to market development and referral programs as well as to raw material purchases to support increases in inventories. These cash flows were in part offset by additional investments in property and equipment and the purchase of 60,000 shares of the Company's common stock.

During 1995, the Company adopted a revised investment strategy for its cash and temporary investments. The implementation of the revised policy continued during the first quarter of 1996, as the Company lengthened the maturity structure of its portfolio. The Company continued to increase its investment portfolio during the first quarter of 1996, with net purchases of $0.4 million in marketable securities.

In November, 1995 the Company secured a $4.0 million line of credit effective in January, 1996. The credit agreement contains a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the Company's capacity to secure additional debt financing. There have been no borrowings under this line of credit.

In October, 1993, the Company's Board of Directors approved the repurchase of up to 300,000 shares of the Company's stock from time to time in the open market for general corporate purposes, including shares for use in connection with employee stock option plans and stock purchase plans. Of the 300,000 shares approved, the Company has purchased 257,000 shares through March 31, 1996, including 60,000 shares of treasury stock purchased for $0.7 million during the first quarter of 1996.

Given the Company's current cash, marketable securities, and revenue levels, funding requirements for operations and in support of future growth are expected to be met primarily from existing cash and investment balances and funds generated from operations. The Company currently believes that cash provided from these sources will be sufficient to meet its operating and investing requirements, including funding its internally-managed lease financing program, additional stock purchases, and any potential acquisitions through 1996.

SIGNIFICANT RISK FACTORS

The ability of the Company to attain the financial or other results that may be forecast or projected from time to time is subject to a number of risk factors, including the ability of the Company to introduce new services and products and enhancements at competitive prices and on a timely basis, the ability of the Company to market its services directly to subscribers, the ability of the Company to provide technologically advanced services and products in comparison to those offered by competitors, the ability of the Company to make appropriate acquisitions and to integrate the acquired companies successfully, and the risk factors listed from time to time in the Company's other reports to the Securities and Exchange Commission. The Company may fail to meet any such forecast or projected results for reasons other than those set forth above.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K-No reports on Form 8-K were filed for the three months ended March 31, 1996.

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



May 10, 1996                                  LIFELINE SYSTEMS, INC.
- ----------------------------                  ----------------------
Date                                          Registrant



                                              /s/ Ronald Feinstein
                                              --------------------
                                              Ronald Feinstein
                                              Chief Executive Officer



                                              /s/ Dennis M. Hurley
                                              --------------------
                                              Dennis M. Hurley
                                              Vice President of Finance and
                                              Administration
                                              Principal Financial and
                                              Accounting Officer

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit No.                      Exhibit                  SEC Document Reference
- -----------                      -------                  ----------------------

Exhibit 11.    COMPUTATION RE EARNINGS PER SHARE

                                                              Three months ended
                                                                   March 31,
                                                              1996          1995
                                                              ----          ----
Primary:
- --------

Weighted average shares outstanding                           5,713        5,581
Net effect of dilutive common stock
   equivalents based on the treasury method                     472          359
Effect of treasury shares purchased                             (20)         -
Effect of treasury shares issued                                  1            1
                                                             -------     -------
   Total                                                      6,166        5,941
                                                             =======     =======

Net income                                                    $ 690        $ 527
                                                             -------     -------

Net income per common share                                  $ 0.11       $ 0.09
                                                             -------     -------

Fully diluted:
- --------------

Weighted average shares outstanding                           5,713        5,581
Net effect of dilutive common stock
   equivalents based on the treasury method                     490          359
Effect of treasury shares purchased                             (20)         -
Effect of treasury shares issued                                  1            1
                                                             -------     -------
   Total                                                      6,184        5,941
                                                             =======     =======

Net income                                                    $ 690        $ 527
                                                             -------     -------

Net income per common share                                  $ 0.11       $ 0.09
                                                             -------     -------