Form 10-K/A
period 1995-12-31
LIFELINE SYSTEMS INC
filed 1996-06-28
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                               FORM 10-K/A-No. 1

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995

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