Form 10-Q
period 1996-06-30
LIFELINE SYSTEMS INC
filed 1996-08-12
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended June 30, 1996          Commission File Number 0-13617

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

               Yes ___X___                       No ________



Number of shares outstanding of this issuer's class of common stock as of July 26, 1996: 5,691,909

                             LIFELINE SYSTEMS, INC.
                                     INDEX

                                                              PAGE
PART  I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

    Consolidated Balance Sheets- June 30, 1996
          and December 31, 1995                                  3

    Consolidated Statements of Income - Three and six months
          ended June 30, 1996 and 1995                           4

     Consolidated Statements of Cash Flows - Six months
          ended June 30, 1996 and 1995                           5

     Notes to Consolidated Financial Statements                  6

  ITEM 2.

     Management's Discussion and Analysis of Results of
          Operations and Financial Condition                     7-10

PART II.  OTHER INFORMATION

  ITEM 4.

     Submission of Matters to a Vote of Security Holders         10-11

  ITEM 6.

     Exhibits and Reports on Form 8-K                            11

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                        June 30,  December 31,
                                                          1996       1995
                                                        --------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                              $ 4,875     $ 3,490
  Short-term investments                                   7,025       6,726
  Accounts receivable, net                                 5,196       5,976
  Inventories                                              1,901       1,394
  Net investment in sales-type leases                      1,593       1,992
  Other current assets                                       519         624
  Deferred income taxes                                    1,093       1,093
                                                         -------     -------
    Total current assets                                  22,202      21,295

Long-term investments                                      3,513       2,597
Property and equipment, net                                5,347       4,648
Goodwill, net                                              1,818       2,018
Net investment in sales-type leases                        2,013       1,208
Other assets                                                 252         195
                                                         -------     -------
    Total assets                                         $35,145    $ 31,961
                                                         =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                  $ 5,002     $ 2,508
  Accrued payroll and payroll taxes                          694       1,702
  Accrued income taxes                                       702         319
  Deferred revenues                                          754         936
  Current portion of obligations under capital lease          45          91
  Product warranty                                           546         456
  Other current liabilities                                   30          30
                                                         -------     -------
    Total current liabilities                              7,773       6,042

Obligations under capital lease                               29          32
Deferred income taxes                                      1,148       1,148
Deferred compensation                                        650         450

Commitments:
Stockholders' equity:
  Common stock, $.02 par value, 10,000,000 shares
    authorized, 6,181,257 and 6,132,457 shares
    issued at June 30, 1996 and
    December 31, 1995, respectively                          124         123
  Additional paid-in capital                              15,364      15,161
  Retained earnings                                       12,730      10,975
  Less: treasury stock at cost, 495,348 shares
    at June 30,1996 and 436,848 shares at
    December 31, 1995                                     (2,323)     (1,620)
    Notes receivable - officers                             (350)       (350)
                                                         -------     -------
    Total stockholders' equity                            25,545      24,289
                                                         -------     -------
    Total liabilities and stockholders' equity           $35,145     $31,961
                                                         =======     =======

The accompanying notes are an integral part of these consolidated financial statements.


                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except for per share data)






                                       Three months ended  Six months ended
                                           June 30,            June 30,
                                       ------------------- -----------------
                                        1996      1995      1996      1995

Revenues
  Net product sales                     $6,980    $6,315   $12,446    $11,649
  Services                               5,807     4,435    11,226      8,426
  Finance and rental income                256       330       527        716
                                       -------   -------   -------    -------
    Total revenues                      13,043    11,080    24,199     20,791
                                       -------   -------   -------    -------

Costs and expenses
  Cost of sales                          2,273     2,439     4,209      4,544
  Cost of services                       2,499     1,670     4,946      3,280
  Selling, general, and administrative   6,185     5,447    11,465     10,281
  Research and development                 471       448       954        859
                                        ------    ------    -------    ------
    Total costs and expenses            11,428    10,004    21,574     18,964
                                        ------    ------   -------    -------
Income from operations                   1,615     1,076     2,625      1,827
                                        ------    ------   -------    -------
Other income (expense)
  Interest income                          185       209       353        370
  Interest expense                          (2)       (2)       (4)        (4)
                                        ------     -----   -------    -------
    Total other income, net                183       207       349        366
                                        ------     -----   -------    -------
Income before income taxes               1,798     1,283     2,974      2,193
Provision for income taxes                 733       539     1,219        922
                                        ------    ------   -------    -------
Net income                              $1,065     $ 744   $ 1,755    $ 1,271
                                        ======    ======   =======    =======
Net income per common share:
  Primary                               $ 0.17    $ 0.12    $ 0.28     $ 0.21
                                        ======    ======   =======    =======
  Fully diluted                         $ 0.17    $ 0.12    $ 0.28     $ 0.21
                                        ======    ======   =======    =======
Weighted average common and
 common equivalent shares outstanding:
  Primary                                6,186     6,015     6,189      5,968
                                        ======    ======   =======    =======
  Fully diluted                          6,186     6,084     6,210      6,058
                                        ======    ======   =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)



                                                     Six months ended
                                                         June 30,
                                                    -----------------
                                                      1996      1995
                                                    -------   --------

Cash flows from operating activities:
  Net income                                        $1,755   $ 1,271
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                    1,470     1,005
    Deferred income taxes                                -      (592)
    Deferred compensation                              200         -
  Changes in operating assets and liabilities:
    Accounts receivable                                780      (397)
    Inventories                                       (507)      338
    Net investment in sales-type leases               (406)    1,691
    Other current assets and other assets               48      (218)
    Accounts payable and accrued expenses            2,494     1,154
    Accrued payroll and payroll taxes               (1,008)     (315)
    Deferred revenues, product warranty, and
      other current liabilities                        (92)      127
    Accrued income taxes                               383         -
    Accrued restructuring charge                         -      (200)
                                                    ------   -------
      Net cash provided by operating activities      5,117     3,864
                                                    ------   -------

Cash flows from investing activities:
  Purchases of investments                          (7,495)        -
  Sales and maturities of investments                6,280         -
  Additions to property and equipment               (1,969)   (1,309)
  Payment for business acquisition                       -      (904)
                                                    ------   -------
      Net cash used in investing activities         (3,184)   (2,213)
                                                    ------   -------

Cash flows from financing activities:
  Principal payments under capital
   lease obligations                                   (49)     (173)
  Proceeds from issuance of common stock               204       386
  Purchase of treasury stock                          (709)        -
  Issuance of treasury stock                             6         -
                                                    ------   -------
      Net cash (used in)/provided by financing        (548)      213
                                                    ------   -------

Net increase in cash and cash equivalents            1,385     1,864

Cash and cash equivalents at beginning of
    period                                           3,490     9,555
                                                    ------   -------
Cash and cash equivalents at end of period          $4,875   $11,419
                                                    ======   =======


The accompanying notes are an integral part of these consolidated financial statements.


                            LIFELINE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of June 30, 1996 and the consolidated results of its operations and cash flows for the six months ended June 30, 1996 and 1995.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited financial statements for the year ended December 31, 1995.

   The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

2. Details of certain balance sheet captions are as follows (in thousands):




                                             June 30,        December 31,
                                               1996              1995
                                            ----------       ------------
Inventories:
   Purchased parts and subassemblies           $929                $602
   Work-in-process                              584                 492
   Finished goods                               388                 300
                                            -------             -------
                                             $1,901              $1,394
                                            =======             =======

Property and equipment:
   Equipment                                 $8,642              $7,532
   Furniture and fixtures                       477                 332
   Equipment leased to others                 3,473               2,661
   Equipment under capital leases             1,035               1,035
   Leasehold improvements                       564                 663
                                            -------             -------
                                             14,191              12,223
   Less accumulated depreciation and
     amortization                            (8,844)             (7,575)
                                            -------             -------
                                             $5,347              $4,648
                                            =======             =======


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

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 1996 were $13.0 million, an increase of 18% compared with the total revenues of $11.0 million for the quarter ended June 30, 1995. For the six months ended June 30, 1996, total revenues were $24.2 million, up 16% as compared to revenues of $20.8 million during the same period in 1995.

Service revenues grew 32% to $5.8 million for the second quarter of 1996 from $4.4 million for the second quarter of 1995. For the six months ended June 30, 1996, the Company recorded a 33% increase in service revenues to $11.2 million, from $8.4 million during the first half of 1995. Service revenues comprised 46% of the Company's year-to-date revenues, up from 41% during the same period in 1995. The Company's continued service revenue growth was driven by an increase in the number of subscribers monitored by Lifeline Central(TM) to over 137,000 at June 30, 1996 as compared to 107,000 subscribers at June 30, 1995. The Company's ability to sustain the current level of service revenue growth in the long run depends on its ability to expand the market for its personal response services and convert additional locally monitored programs to service provided by Lifeline Central. The Company believes that the high quality of its services will be a factor in meeting this challenge.

Product sales increased 11%, to $7.0 million, for the three months ended June 30, 1996, from $6.3 million for the same period in 1995. For the six months ended June 30, 1996, product sales totaled $12.4 million, up from $11.6 million during the prior year, a 7% increase. The Company's ability to sustain the current level of product sales in the long run depends on its ability to expand the market for its personal response services. The Company believes the CarePartner and other new products will be a factor in meeting this challenge.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, decreased $74,000, to $256,000 for the second quarter of 1996 from $330,000 for the same period last year. For the six months ended June 30, 1996, finance and rental income decreased $189,000 to $527,000, from $716,000 for the six months ended June 30, 1995. In January, 1996 the Company introduced an internally managed and funded leasing program to replace its arrangement with a third-party leasing agent.

This third-party arrangement had been in place since January, 1994, prior to which the Company had offered its own leasing program. The effect of the decline in finance income from leases generated by the Company prior to 1994 was offset in part by finance income earned on leases generated by the Company during 1996 under the more recent internal leasing program. The Company believes its customers will continue to take advantage of its new internal leasing program thereby increasing finance income in future years.

Cost of sales was 33% of product sales for the three months ended June 30, 1996, compared with 39% for the same period a year ago. For the six months ended June 30, 1996, cost of sales was 34% of product sales, compared with 39% during the prior year. The significant improvement is largely attributable to manufacturing process improvements which reduced product costs. The Company expects to maintain cost of sales as a percentage of product sales at approximately the same level for the remainder of the year.

As a percentage of service revenues, cost of services was 43% for the quarter ended June 30, 1996, as compared to 38% for the same period last year. For the six months ended June 30, 1996, cost of services was 44%, as compared to 39% for the six months ended June 30, 1995. The Company's continued investments in personnel and systems supporting its service infrastructure largely contributed to the increase. These investments are expected to continue for the remainder of the year and therefore, as a percentage of service revenues, cost of services will remain at approximately this level through 1996.

Selling, general, and administrative expenses declined to 47% of total revenues during the three and six months ended June 30, 1996, as compared to 49% for the similar three and six month periods in 1995. The Company continues to leverage its administrative infrastructure over a larger revenue base and expects selling, general and administrative expenses to remain at approximately the same level for the remainder of the year.

Research and development expenses remained constant as a percentage of total revenues at 4% for the three and six month periods ended June 30, 1996 and 1995. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at approximately a consistent percentage of total revenues.

The Company's effective tax rate was 41% for the three and six months ended June 30, 1996, versus 42% for the comparable periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996, cash and cash equivalents increased $1.4 million to $4.9 million at June 30, 1996 from $3.5 million at December 31, 1995. The net increase in cash resulted from positive cash flows from profitable operations. The Company also experienced a significant increase in its accounts payable and accrued expenses, primarily as a result of the timing of expenditures related to market development and referral programs, raw material purchases to support increases in inventories, and expenses related to the development of additional monitoring capacity. These cash flows were in part offset by additional investments in property and equipment, the decline in accrued payroll and payroll taxes from December 31, 1995, the purchase of 60,000 shares of the Company's common stock, and an increase in longer term investments in the Company's portfolio of marketable securities.

In July, 1996, the Company acquired all of the outstanding stock of CareTel, Inc., of Toronto, Ontario, Canada, through its subsidiary, Lifeline Systems (Canada), Inc. for approximately $1,000,000 in cash. CareTel provides personal emergency response service under the trade name ProtectAlert and operates a response center in Toronto, Ontario, Canada. Approximately $55,000 of the purchase price was paid in June, 1996, and the remainder paid for in July, 1996 at the time of the closing. The Company does not expect this acquisition to have a material impact on its 1996 financial position or results of operations.

During 1995, the Company adopted a revised investment strategy for its cash and temporary investments. The implementation of this policy continued during the first six months of 1996 as the Company lengthened the maturity structure of its portfolio and continued to increase its investment portfolio with net purchases of $1.2 million in marketable securities.

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

In October, 1993, the Company's Board of Directors approved the repurchase of up to 300,000 shares of the Company's stock from time to time in the open market for general corporate purposes, including shares for use in connection with employee stock option plans and stock purchase plans. Of the 300,000 shares approved, the Company has purchased 257,000 shares through June 30, 1996, including 60,000 shares of treasury stock purchased for $0.7 million during the first six months of 1996.

Given the Company's current cash, marketable securities, and revenue levels, funding requirements for operations and in support of future growth are expected to be met primarily from existing cash and investment balances and funds generated from operations. The Company currently believes that cash provided from these sources and its available financing will be sufficient to meet its operating and investing requirements, including funding its internally-managed lease financing program, additional stock purchases, and any foreseeable acquisitions through 1996.

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

PART II.  OTHER INFORMATION

The annual meeting of the stockholders of the Company was held on May 15, 1996. The stockholders of the Company elected members of the Board of Directors, approved amendments to the Company's 1991 and 1994 Stock Option Plans, and ratified the selection of Coopers and Lybrand L.L.P. as the Company's auditors for 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                             NUMBER OF SHARES OF COMMON STOCK
                                             --------------------------------

                                                                          BROKER
                                            FOR     ABSTAINED  WITHHELD   NON-VOTES
                                         ---------  ---------  ---------  ---------

L. Dennis Shapiro                        4,284,500        -0-     35,257    N/A
Everett N. Baldwin                       4,284,700        -0-     35,057    N/A

                                                                          BROKER
                                         FOR        AGAINST    ABSTAINED  NON-VOTES
                                         ---------  ---------  ---------  ---------
Approval of an amendment to the
1994 Stock Option Plan increasing
the number of shares of common stock
available for issuance thereunder        2,517,325    384,905     10,150  1,407,377

                                                                          BROKER
                                         FOR        AGAINST    ABSTAINED  NON-VOTES
                                         ---------  ---------  ---------  ---------
Approval of an amendment to the
1994 Stock Option Plan increasing
the number of shares of common
stock that may be issued to any
employee thereunder                      2,580,547    372,687     17,795  1,348,728



                                                                          BROKER
                                         FOR        AGAINST    ABSTAINED  NON-VOTES
                                         ---------  ---------  ---------  ---------
Approval of an amendment to the
1991 Stock Option Plan increasing
the number of shares of common
stock available for issuance to
non-employee directors thereunder        2,561,309    393,763     15,957   1,348,728

                                                                          BROKER
                                         FOR        AGAINST    ABSTAINED  NON-VOTES
                                         ---------  ---------  ---------  ---------

Selection of Coopers & Lybrand L.L.P.    4,304,507     9,100     6,150        N/A




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K-No reports on Form 8-K were filed for the three months ended June 30, 1996.

     (b) Exhibits - The Exhibit which is filed with this Report or which is incorporated herein by reference is set forth in the Exhibit Index which appears on page 13 hereof.

                             LIFELINE SYSTEMS, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 8, 1996                      LIFELINE SYSTEMS, INC.
- ---------------                     ----------------------
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

EXHIBIT NO.  EXHIBIT             SEC DOCUMENT REFERENCE
- -----------  -------             ----------------------
EXHIBIT 10.     MATERIAL CONTRACTS
Filed Herewith:
 10.60  Amended Employment Agreement between
        Ronald Feinstein and the Registrant, dated
        June 14, 1996

EXHIBIT 11.    COMPUTATION RE EARNINGS PER SHARE



                                          Three months ended        Six months ended
                                               June 30,                  June 30,
                                         -------------------      -----------------
                                          1996         1995         1996      1995
                                         ------       ------       ------    ------
PRIMARY:
- --------
Weighted average shares outstanding       5,683        5,639       5,732      5,588
Net effect of dilutive common
  stock equivalents based on the
  treasury method                           503          376         480        378
Effect of treasury shares purchased           -            -         (24)         2
Effect of treasury shares issued              -            -           1          -
                                         ------       ------      ------     ------
   Total                                  6,186        6,015       6,189      5,968
                                         ======       ======      ======     ======
Net income                               $1,065         $744      $1,755     $1,271
                                         ======       =======     ======     ======

Net income per common share               $0.17        $0.12       $0.28      $0.21
                                        =======       ======      ======     ======

FULLY DILUTED:
- -------------
Weighted average shares
  outstanding                             5,683        5,639       5,732      5,588
Net effect of dilutive common
  stock equivalents based on the
  treasury method                           503          445         501        468
Effect of treasury shares purchased           -            -         (24)         2
Effect of treasury shares issued              -            -          1           -
                                         ------       ------     ------      ------
     Total                                6,186        6,084      6,210       6,058
                                         ======       ======     ======      ======
Net income                               $1,065         $744     $1,755      $1,271
                                         ======       ======     ======      ======
Net income per common share               $0.17        $0.12      $0.28       $0.21
                                         ======       ======     ======      ======


EXHIBIT 27.  FINANCIAL DATA SCHEDULE               FILED ELECTRONICALLY