Form 10-Q
period 1996-09-30
LIFELINE SYSTEMS INC
filed 1996-11-12
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                             ____________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996          Commission File Number 0-13617

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


                                (617) 679-1000
             (RegistrantOs telephone number, including area code)

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


       Yes  X                          No ________
          -------

Number of shares outstanding of this issuer's class of common stock as of October 25, 1996: 5,661,517

                            LIFELINE SYSTEMS, INC.
                                     INDEX

                                                                      PAGE
PART  I.  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets- September 30, 1996
          and December 31, 1995                                         3

     Consolidated Statements of Income - Three and nine months
          ended September 30, 1996 and 1995                             4

     Consolidated Statements of Cash Flows - Nine months
          ended September 30, 1996 and 1995                             5

     Notes to Consolidated Financial Statements                         6

  ITEM 2.

     Management's Discussion and Analysis of Results of
          Operations and Financial Condition                          7-10

PART II.  OTHER INFORMATION

     ITEM 6.

     Exhibits and Reports on Form 8-K                                  11

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                September 30,      December 31,
                                                                                    1996               1995
                                                                               --------------     -------------
ASSETS
Current assets:
   Cash and equivalents                                                             $  3,265          $  3,490
   Short-term investments                                                              7,914             6,726
   Accounts receivable, net                                                            5,362             5,976
   Inventories                                                                         1,948             1,394
   Net investment in sales-type leases                                                 1,485             1,992
   Other current assets                                                                  921               624
   Deferred income taxes                                                               1,093             1,093
                                                                               --------------     -------------
      Total current assets                                                            21,988            21,295

Long-term investments                                                                  3,033             2,597
Property and equipment, net                                                            5,908             4,648
Goodwill, net                                                                          2,710             2,018
Net investment in sales-type leases                                                    2,500             1,208
Other assets                                                                             194               195
                                                                               --------------     -------------
       Total assets                                                                 $ 36,333          $ 31,961
                                                                               ==============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                            $  4,926          $  2,508
   Accrued payroll and payroll taxes                                                   1,153             1,702
   Accrued income taxes                                                                  740               319
   Deferred revenues                                                                     811               936
   Current portion of obligations under capital lease                                     26                91
   Product warranty                                                                      585               456
   Other current liabilities                                                              35                30
                                                                               --------------     -------------
       Total current liabilities                                                       8,276             6,042

Obligations under capital lease                                                           27                32
Deferred income taxes                                                                  1,148             1,148
Deferred compensation                                                                    726               450

Commitments
Stockholders' equity:
   Common stock, $.02 par value, 10,000,000 shares authorized
     6,186,655 and 6,132,457 shares issued at September 30, 1996
     and December 31, 1995, respectively                                                 124               123
   Additional paid-in capital                                                         15,439            15,161
   Retained earnings                                                                  13,866            10,975
   Less: treasury stock at cost, 532,348 shares at September 30, 1996
      and 436,848 shares at December 31, 1995                                         (2,923)           (1,620)
      Notes receivable - officers                                                       (350)             (350)
                                                                                -------------      ------------
      Total stockholders' equity                                                      26,156            24,289
                                                                                -------------      ------------
      Total liabilities and stockholders' equity                                    $ 36,333          $ 31,961
                                                                                =============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except for per share data)

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                              -------------------------        ------------------------
                                                                   1996        1995                1996         1995
                                                                   ----        ----                ----         ----
Revenues
   Net product sales                                              $ 6,073     $ 6,056            $ 18,519     $ 17,705
   Services                                                         6,350       5,033              17,576       13,459
   Finance and rental income                                          332         327                 859        1,043
                                                              ------------  ----------         -----------  -----------

      Total revenues                                               12,755      11,416              36,954       32,207
                                                              ------------  ----------         -----------  -----------

Costs and expenses
   Cost of sales                                                    1,954       2,094               6,164        6,638
   Cost of services                                                 2,710       1,993               7,656        5,273
   Selling, general, and administrative                             5,895       5,534              17,360       15,805
   Research and development                                           440         424               1,394        1,293
                                                              ------------  ----------         -----------  -----------

      Total costs and expenses                                     10,999      10,045              32,574       29,009
                                                              ------------  ----------         -----------  -----------

Income from operations                                              1,756       1,371               4,380        3,198
                                                              ------------  ----------         -----------  -----------

Other income (expense)
   Interest income                                                    172         165                 525          535
   Interest expense                                                    (1)        (13)                 (5)         (17)
                                                              ------------  ----------         -----------  -----------

      Total other income, net                                         171         152                 520          518
                                                              ------------  ----------         -----------  -----------

Income before income taxes                                          1,927       1,523               4,900        3,716
Provision for income taxes                                            791         640               2,009        1,561
                                                              ------------  ----------         -----------  -----------

Net income                                                        $ 1,136       $ 883            $  2,891     $  2,155
                                                              ============  ==========         ===========  ===========
Net income per common share:
   Primary                                                          $0.18       $0.14               $0.47        $0.35
                                                                    =====       =====               =====        =====
   Fully diluted                                                    $0.18       $0.14               $0.46        $0.35
                                                                    =====       =====               =====        =====

Weighted average common and
 common equivalent shares outstanding:
   Primary                                                          6,191       6,216               6,192        6,078
                                                              ===========   =========          ==========   ==========
   Fully diluted                                                    6,275       6,273               6,300        6,229
                                                              ===========   =========          ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                       Nine months ended
                                                                          September 30,
                                                                    -----------------------
                                                                       1996         1995
                                                                       ----         ----
Cash flows from operating activities:
   Net income                                                          $ 2,891      $ 2,155
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                      2,279        1,579
      Deferred income taxes                                               -            (597)
      Deferred compensation                                                276          -
   Changes in operating assets and liabilities:
      Accounts receivable                                                  614         (500)
      Inventories                                                         (554)         (85)
      Net investment in sales-type leases                                 (785)       2,358
      Other current assets and other assets                               (296)          (2)
      Accounts payable and accrued expenses                              2,418        2,111
      Accrued payroll and payroll taxes                                   (549)        (130)
      Deferred revenues, product warranty, and other
         current liabilities                                                 9           (9)
      Accrued income taxes                                                 421          -
      Accrued restructuring charge                                        -            (200)
                                                                      ---------    ---------
         Net cash provided by operating activities                       6,724        6,680
                                                                      ---------    ---------

Cash flows from investing activities:
   Purchases of investments                                             (3,124)         -
   Sales and maturities of investments                                   1,500          -
   Additions to property and equipment                                  (3,204)      (2,002)
   Payment for business acquisition                                     (1,027)      (1,000)
                                                                      ---------    ---------
         Net cash used in investing activities                          (5,855)      (3,002)
                                                                      ---------    ---------

Cash flows from financing activities:
   Principal payments under capital lease obligations                      (70)        (266)
   Proceeds from issuance of common stock                                  215          480
   Purchase of treasury stock                                           (1,337)         -
   Issuance of treasury stock                                               98          -
   Repurchase of common stock warrant                                     -            (539)
                                                                      ---------    ---------
         Net cash used in financing activities                          (1,094)        (325)
                                                                      ---------    ---------

Net (decrease)/increase in cash and cash equivalents                      (225)       3,353

Cash and cash equivalents at beginning of period                         3,490        9,555
                                                                      ---------    ---------
Cash and cash equivalents at end of period                             $ 3,265      $12,908
                                                                      =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of September 30, 1996 and the consolidated results of its operations and cash flows for the nine months ended September 30, 1996 and 1995.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited financial statements for the year ended December 31, 1995.

   The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

2. Details of certain balance sheet captions are as follows (in thousands):

                                                    September 30,  December 31,
                                                        1996          1995
                                                     ----------    ----------
Inventories:
   Purchased parts and subassemblies                     $803          $602
   Work-in-process                                        612           492
   Finished goods                                         533           300
                                                     ----------    ----------
                                                       $1,948        $1,394
                                                     ==========    ==========

Property and equipment:
   Equipment                                           $9,047        $7,532
   Furniture and fixtures                                 621           332
   Equipment leased to others                           4,056         2,661
   Equipment under capital leases                       1,035         1,035
   Leasehold improvements                                 583           663
                                                     ----------    ----------
                                                       15,342        12,223
   Less accumulated depreciation and amortization      (9,434)       (7,575)
                                                     ----------    ----------
                                                       $5,908        $4,648
                                                     ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results." The Company's failure to successfully address any of these factors could have a material adverse effect on the Company's future results of operations.

RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 1996 were $12.8 million, an increase of 12% compared with total revenues of $11.4 million for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, total revenues were $37.0 million, up 15% as compared to revenues of $32.2 million during the same period in 1995.

Service revenues grew to $6.4 million for the third quarter of 1996 from $5.0 million for the third quarter of 1995 and comprised 50% of total revenues for the quarter. For the nine months ended September 30, 1996, there was a 30% increase in service revenues to $17.6 million from $13.5 million during the first nine months of 1995. Service revenues comprised 48% of the Company's year-to-date revenues, up from 42% during the same period in 1995. As of September 30, 1996, the Company served 148,000 subscribers from its two monitoring centers, including 3,000 subscribers from its July, 1996 acquisition of CareTel, Inc. as compared to 113,000 subscribers at September 30, 1995. The Company's ability to sustain the current level of service revenue growth depends on its ability to expand the market for its personal response services and convert additional locally monitored programs to service provided by Lifeline Central(TM). The Company believes that the high quality of its services will be a factor in meeting this challenge.

Product sales were $6.1 million for the three months ended September 30, 1996 and 1995. For the nine months ended September 30, 1996, product sales increased 5% to $18.5 million from $17.7 during the same period in the prior year. The Company continues with its transition to a service-oriented business while maintaining product sales. Therefore, the Company's ability to sustain the current level of product sales in the long run depends on its ability to expand the market for its personal response services. The Company believes that its recent new products and additional new products will be a factor in meeting this challenge.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, remained consistent for the third quarter of 1996 as compared to the same period in 1995. For the nine months ended September 30, 1996, finance and rental income decreased $184,000, to $859,000, from $1,043,000 for the nine months ended September 30, 1995. In January, 1996 the Company introduced an internally managed and funded leasing program to replace its arrangement with a third-party leasing agent. This third-party arrangement had been in place since January, 1994, prior to which the Company had offered its own leasing program. The effect of the year-to-date decline in finance income from leases generated by the Company prior to 1994 was offset in part by finance income earned on leases generated by the Company during 1996 under the more recent internal leasing program. The Company believes its customers will continue to take advantage of its new internal leasing program thereby increasing finance income in future years.

As a percentage of service revenues, cost of services was 43% for the quarter ended September 30, 1996, as compared to 40% for the same period last year. For the nine months ended September 30, 1996, cost of services was 44%, as compared to 39% for the nine months ended September 30, 1995. As the Company grows its subscriber base and develops its monitoring capabilities, it continues to invest in personnel and systems supporting its service infrastructure. These investments have contributed to the increase in service costs and are expected to continue for the remainder of the year. Therefore, as a percentage of service revenues, the Company believes that cost of services will remain at approximately this level through 1996.

Cost of sales was 32% of product sales for the three months ended September 30, 1996, compared with 35% for the same period a year ago. For the nine months ended September 30, 1996, cost of sales represented 33% of product sales, compared with 37% during the prior year. The significant improvement is largely attributable to manufacturing process improvements and the application of new technology which reduced product costs. The Company expects to maintain cost of sales as a percentage of product sales at approximately the same level for the remainder of the year.

Selling, general, and administrative expenses declined to 46% of total revenues during the three months ended September 30, 1996 from 48% for the three months ended September 30, 1995. For the nine months ended September 30, 1996, selling, general, and administrative expenses were 47% of total revenues as compared to 49% for the similar nine month period in 1995. The Company continues to leverage its administrative infrastructure over a larger revenue base and expects selling, general, and administrative expenses to remain at approximately the same level for the remainder of the year.

Research and development expenses were 3% of total revenues for the third quarter ended September 30, 1996 as compared to 4% for the same period in 1995. For the nine months ended September 30, 1996 and 1995 research and development expenses remained constant as a percentage of total revenues at 4%. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at approximately a consistent percentage of total revenues.

The Company's effective tax rate was 41% for the three and nine months ended September 30, 1996, versus 42% for the comparable periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1996, cash and cash equivalents decreased $.2 million to $3.3 million at September 30, 1996 from $3.5 million at
December 31, 1995.   The net decrease in cash resulted from investments in
property and equipment, the purchase of all of the outstanding stock of CareTel Inc. in July, 1996, and the purchase of 103,000 shares of the Company's common stock. The Company's positive cash flows from profitable operations along with a significant increase in accounts payable and accrued expenses, resulting from the timing of expenditures related to market development and referral programs, helped to defray the effects of the large expenditures during 1996.

In July, 1996, the Company acquired all of the outstanding stock of CareTel, Inc., of Toronto, Ontario, Canada, through its subsidiary, Lifeline Systems (Canada), Inc. for approximately $1,000,000 in cash. CareTel provides personal emergency response service under the trade name ProtectAlert and operates a response center in Toronto, Ontario, Canada. Approximately $55,000 of the purchase price was paid in June, 1996, and the remainder paid for in July, 1996 at the time of the closing. The acquisition was accounted for as a purchase transaction, and as a result, the Company recorded goodwill of approximately $1,000,000 which is being amortized over an estimated life of seven years. The results of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition. The Company does not expect this acquisition to have a material impact on its 1996 financial position or results of operations.

During 1995, the Company adopted a revised investment strategy for its cash and temporary investments. The implementation of this policy continued during the first nine months of 1996 as the Company lengthened the maturity structure of its portfolio and continued to increase its investment portfolio with net purchases of $1.6 million in marketable securities.

In November, 1995 the Company secured a $4.0 million line of credit effective in January, 1996. The credit agreement contains a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the Company's capacity to secure additional debt financing. There have been no borrowings under this line of credit which expires November 29, 1996.

In October, 1993, the Company's Board of Directors approved the repurchase of up to 300,000 shares of the Company's stock from time to time in the open market for general corporate purposes, including shares for use in connection with employee stock option plans and stock purchase plans. The Company has purchased all of the approved 300,000 shares as of September 30, 1996, including 103,000 shares of treasury stock purchased for $1.3 million during the first nine months of 1996.

Given the Company's current cash, marketable securities, and revenue levels, funding requirements for operations and in support of future growth are expected to be met primarily from existing cash and investment balances and funds generated from operations. The Company currently believes that cash provided from these sources and its available financing will be sufficient to meet its operating and investing requirements, including funding its internally-managed lease financing program, and any foreseeable acquisitions through 1996.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

The Company's results are partially dependent on its ability to develop products and services that keep pace with continuing technological changes, evolving industry standards, changing client preferences and new product and service introductions by the Company's competitors. Lifeline's future success will depend on its ability to enhance its existing products (including accessories) and services, to introduce new product and service offerings to meet and adapt to changing customer requirements and emerging technologies on a timely basis and to offer such products and services at competitive prices. There can be no assurance that Lifeline will be successful in identifying, developing, manufacturing or marketing new products and services or enhancing its existing products and services on a timely basis or that Lifeline will be able to offer such products and services at competitive prices. Also, there can be no assurance that services, products or technologies developed by others will not render Lifeline's products or services noncompetitive or obsolete.

The Company's growth is dependent on its ability to increase the number of subscribers served by its monitoring centers. In 1995, service revenue was $18.6 million, accounting for approximately 43% of the Company's total revenues. For the third quarter of 1996, service revenue was $6.4 million, comprising 50% of total revenues for the quarter. The Company's ability to continue to increase service revenue is a key factor in its long-term growth, and there can be no assurance that the Company will be able to do so. The Company's failure to increase service revenue could have a material adverse effect on the Company's results of operations.

The Company may expand its operations through the acquisition of additional businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the company without substantial expenses, delays or other operational or financial problems. In addition, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events, liabilities and amortization of acquired intangible assets. There can be no assurance that the acquired businesses, if any, will achieve anticipated revenues or earnings.

The Company believes that its future success will also depend in large part upon its ability to attract and retain key personnel, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended September 30, 1996.

     (b) Exhibits - The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page 13 hereof.

                            LIFELINE SYSTEMS, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 8, 1996                             LIFELINE SYSTEMS, INC.
--------------------------------             ----------------------
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

EXHIBIT NO.              EXHIBIT                  SEC DOCUMENT REFERENCE
-----------              -------                  ----------------------
EXHIBIT 10. MATERIAL CONTRACTS

Filed Herewith:

10.60 Employment Agreement between Len Wechsler and Lifeline Systems (Canada), Inc. dated July 3, 1996

10.61       Stock purchase agreement between Lifeline
            Systems (Canada), Inc. and Len Wechsler dated July 3, 1996

10.62       Stock purchase agreement between Lifeline
            Systems (Canada), Inc., and CareTel, Inc. and the stockholders of Caretel Inc., dated July 3, 1996