Form 10-K405
period 1996-12-31
LIFELINE SYSTEMS INC
filed 1997-03-31
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1996   Commission File Number 0-13617

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, 5,710,610 shares of the Registrant's Common Stock were outstanding and the aggregated market value of such Common Stock held by non-affiliates of the Registrant was approximately $97,000,000.

                               __________________

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 21, 1997 are incorporated by reference into
     Part III hereof.

Exhibit index is located on pages 36 through 39 of this Report.

                                     PART I


     ITEM 1.  Business

       General

          Lifeline Systems, Inc. (the "Company"), provides personal response services associated with the monitoring of those products it designs, manufactures, and markets. Through its central monitoring facilities, the Company provides 24-hour monitoring to its subscribers, primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals. These subscribers communicate with the Company primarily through a communicator which connects to the telephone line in the subscriber's home and is activated by a personal help button, worn or carried by the individual subscriber. The Company believes it is a major provider of such services.

       Business Developments

          In July, 1996, the Company acquired all the outstanding stock of CareTel, Inc., ("CareTel") of Toronto, Ontario, Canada, through its subsidiary, Lifeline Systems (Canada), Inc. CareTel provides personal response services under the trade name ProtectAlert(TM), and operates a response center in Toronto. The acquisition of CareTel resulted in approximately 3,000 additional monitored subscribers.

          In the third quarter of 1996, the Company launched the CarePartner Telephone, which replaced the Company's CommuniCatorPlus(TM) product. This new version of the Company's full-function speaker telephone incorporates digital speech technology, called VoiceAssist(TM), which provides special features for those with visual or hearing limitations, clarifies alarm messages, and instructs users in a friendly, reassuring manner.

          In November, 1996, the Company announced an organizational change, which resulted in the realignment of the responsibilities of three of its officers. The officers and their new positions are: Thomas E. Loper, Vice President, Customer Care; Donald G. Strange, Vice President, Sales and Marketing; and Paul V. Vizzini, Vice President, Development.

          During the year, research and development efforts concentrated on the development of a new personal help button. The Classic Pendant(TM) was introduced in January, 1997 and is designed to appeal to female subscribers who want the peace of mind that the Lifeline service offers.

       Industry Segments

          The Company operates in one industry segment. Its operations consist of providing personal response services associated with the monitoring of those products it designs, manufactures, and markets. Foreign revenues, from Canada, comprised less than 10% of the Company's total revenues in 1996, and the Company has no significant tangible assets in foreign countries.

       The Lifeline Service

          The Company's principal offering, called LIFELINE/(R)/, consists of a monitoring service combined with equipment manufactured by the Company. The Company's monitoring service is a personal response service which provides 24-hour monitoring and personalized support to elderly individuals with medical or age-related conditions and to physically challenged individuals throughout the United States and Canada. Through use of the LIFELINE service, individuals in need of help are able to signal monitoring personnel in one of the Company's response centers. These trained monitors identify the nature and extent of the subscriber's particular need and manage the situation according to the subscriber's predetermined response sequence of friends, neighbors, and/or emergency personnel. The Company also offers a supportive home monitoring service called CommuniCall/(R)/. This service, distinct from the LIFELINE personal response service, emphasizes social support for elderly individuals who live alone. Since its acquisition of CareTel, Inc., in July, 1996 the Company also provides personal response services in Canada under the trade name ProtectAlert(TM). These services are substantially the same as those provided under the LIFELINE brand.

          The equipment used for the LIFELINE, CommuniCall and ProtectAlert services includes a personal help button, worn or carried by the individual subscriber, and a communicator, which connects to the telephone line in the subscriber's home. When pressed, the personal help button sends a radio signal to the communicator; the communicator automatically dials a response center where monitoring personnel answer the call and dispatch the designated responders, typically a friend or relative of the subscriber and/or emergency service.

          The Company's primary monitoring center in Cambridge, Massachusetts is supported by its proprietary CORMIS(TM) system, a computer-based system utilizing integrated monitoring software and telecommunication services. The system receives incoming signals from subscribers' communicators, matches and retrieves the appropriate subscriber data records from a central database, and routes both the call and the data record to monitoring personnel in the Lifeline Response Center.

          In the past, the Company offered its customers, typically healthcare providers which established their own Lifeline programs, two alternatives for providing the LIFELINE monitoring service: they could perform their own monitoring locally using equipment and software manufactured by the Company or they could utilize the Lifeline Response Center. Although the Company continues to service equipment for customers who perform their own monitoring, the Company no longer markets the equipment necessary for new providers to monitor their own subscribers. New providers outsource their monitoring activities to a Lifeline monitoring center to service their subscribers.

          Lifeline also provides its local programs with a comprehensive set of monitoring and business support services which reduce the program management responsibilities and administrative burden associated with a local monitoring center. In addition, the Company also provides monitoring coverage directly to subscribers in Canada and to subscribers in the United States who do not have access to a local Lifeline program.

          The Company offers several versions of its communicators. All models currently available provide two-way voice communication over a speaker between the subscriber and the response center as well as other features. The product line offers customers flexibility in terms of price and functionality.

          In the third quarter of 1996, the Company launched the CarePartner Telephone(TM), which replaced the Company's CommuniCatorPlus(TM) product. This new version of the Company's full-function speaker telephone incorporates digital speech technology, called VoiceAssist(TM), which provides special features for those with visual or hearing limitations, clarifies alarm messages, and instructs users in a friendly, reassuring manner. The new communicator offers additional features as compared to the earlier model it replaced. All of the Company's current models also offer the RSVP(TM) feature, which allows the subscriber to answer routine telephone calls by pushing the personal help button. The Classic Pendant(TM) Lifeline's newest personal help button, was introduced in January, 1997 and is designed to appeal to female subscribers who want the peace of mind that the Lifeline service offers.

       Customers

          The Company primarily markets its services and products to hospitals, institutions, and other service providers in a variety of health-care related fields. Hospitals, however, have historically been the Company's primary market. The Company believes that hospitals offer Lifeline's services and products to capture revenues from the sale of the service, improve healthcare for the communities they serve, enhance community relations, market other hospital services to the subscriber base, and/or contain healthcare costs by facilitating early discharge from the hospital and reducing the need for nursing home care.

          The Company offers its products and monitoring service directly to consumers through its ProtectAlert service in Canada and in selected areas of the United States not serviced by local Lifeline programs.

       Sales and Marketing

          The Company sells its services and products through a direct sales organization in the United States and Canada.

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

          The Company also markets its ProtectAlert services directly to consumers in Canada through independent representatives.

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

       Patents, Licenses and Trademarks

          The Company considers its proprietary know-how with respect to the development, manufacture, and marketing of its personal response services to be a valuable asset. Due to rapid technological changes that characterize the industry, the Company believes that continuing development of new services and products; the improvement of existing services and products; and patent and license protection are important in maintaining a competitive advantage.

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

       Research and Development

          Research and development continues to be an important strategic element for the Company and is geared toward enhancing and augmenting the Company's products and services. Research and development expenses were $1,771,000, $1,701,000, and $1,682,000, for the years ended December 31,
       1996, 1995, and 1994, respectively.

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

       Competition

          The Company believes that it is a major provider of personal response services and products. Other companies offer services and products competitive with those offered by the Company, including many burglar alarm companies which offer emergency response as a part of security services. These companies offer personal response services on a regional or national basis through both healthcare providers and directly to the subscribers themselves.

          Although price is a competitive factor, the Company believes that its customers' main considerations in choosing a personal response service are service and product performance and reliability; customer support and service; and reputation and experience in the industry. The Company believes it competes favorably with respect to these factors.

       Employees

          As of February 28, 1997 the Company employed approximately 425 full-time and permanent part-time employees. None of the Company's employees is represented by a collective bargaining unit, and the Company believes its relations with its employees are good.


     ITEM 2.  Properties

          The Company leases a portion of a facility in Cambridge, Massachusetts which serves as its corporate headquarters and also houses its manufacturing and U.S.-based monitoring operations. The lease includes two five-year options to renew at the end of the initial ten-year lease term. The Company leases facilities in other locations to support its field and Canadian operations. The Company believes that these facilities are adequate for its current needs.

     ITEM 3.  Legal Proceedings

          None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders

          None.

     Executive Officers of the Registrant

          The following table sets forth certain information regarding the executive officers of the Company as of December 31, 1996:

         Name                                   Position                     Age
---------------------------  ----------------------------------------------  ---

L. Dennis Shapiro            Chairman of the Board                            63
Ronald Feinstein             President, Chief Executive Officer
                             and Director                                     50
Dennis M. Hurley             Vice President, Finance,
                             Chief Financial Officer,
                             Treasurer                                        50
Heather E. Edelman           Vice President, Human Resources                  49
John D. Gugliotta            Vice President, Operations                       49
Thomas E. Loper              Vice President, Customer Care                    47
Richard M. Reich             Vice President, Technology and Advanced
                             Services                                         49
Donald G. Strange            Vice President, Sales and Marketing              50
Paul V. Vizzini              Vice President, Development                      49
Norman B. Asher              Clerk                                            70

          L. Dennis Shapiro, Chairman of the Board, has served the Company in this capacity since 1978, and at various times, has served as President and Chief Financial Officer.

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

          Dennis M. Hurley joined the Company in March, 1995 as Vice President, Finance; Chief Financial Officer; and Treasurer. From November, 1994 to February, 1995, Mr. Hurley was Corporate Controller for C.P. Clare Corp. which is an electronics manufacturer. From 1977 to 1994, Mr. Hurley held various senior financial management positions with Avery Dennison, most recently as Group Controller for the Office Products Group.

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

          Thomas E. Loper serves as Vice President, Customer Care. He joined the Company in September, 1995 as Vice President, Subscriber Services. From 1993 until 1995, Mr. Loper served as Area Vice President for Herman Miller, manufacturer of office furniture. Prior to that, he was President of Business Interiors, a division of International Business Interiors, from 1991 until 1993.

          Richard M. Reich has been Vice President, Technology and Advanced Services since August, 1994. From June, 1990 to August, 1994, Mr. Reich had served as Vice President, Product Planning and Development. Since joining the Company in April, 1986 he had held the position of Vice President, Engineering.

          Donald G. Strange is the Vice President, Sales and Marketing. He joined the Company in February, 1993 as Vice President, Sales. From September, 1992 to January, 1993, Mr. Strange was Senior Vice President and General Manager of American Distribution System, which manages the distribution of prescription drugs and controlled substances. From 1969 to 1992, he was employed by Hoffman-La Roche, Inc., where he held various management positions in sales and marketing, most recently as National Director of Sales for its Roche Home Healthcare Services division.

          Paul V. Vizzini serves as Vice President, Development. He joined the Company in June, 1993 as Vice President, Marketing. From 1968 to 1993, he was employed by Avery Dennison, where he held various senior marketing and operations management positions, most recently as Vice President/General Manager of the Customer Operations Division.

          Norman B. Asher has been the Clerk of the Company since July, 1978 and since 1965 has been a partner of the law firm of Hale and Dorr, which has been general counsel to the Company since 1976.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Quarterly Market Information and Related Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "LIFE." On February 28, 1997, the Company had 488 shareholders of record.

The table below reflects the high and low sales prices for 1996 and 1995.

                                                    High            Low
1996              First Quarter                $    12.75      $    10.50
                  Second Quarter                    14.63           11.88
                  Third Quarter                     19.25           11.50
                  Fourth Quarter                    20.50           15.00

1995              First Quarter               $      7.13      $     5.38
                  Second Quarter                     8.13            5.25
                  Third Quarter                     13.25            7.63
                  Fourth Quarter                    14.13           10.88

During the periods presented, the Company has not paid or declared any cash dividends on its common stock. While the payment of dividends is within the discretion of the Company's Board of Directors, the Company presently expects to retain all of its earnings for use in financing the future growth of the Company.

As part of the July, 1996 acquisition of CareTel, Inc., the Company issued 6,000 shares of Lifeline Common Stock to the principal shareholder of CareTel, Inc. in exchange for 2,100 common shares of CareTel Inc.

In September, 1995 the Company issued 8,939 shares of its common stock to the Vice President, Customer Care in exchange for a collateralized promissory note in the amount of $100,000. The note, which bears interest at a rate of 6.3% per annum, payable annually in arrears, is due September, 2002.

The Company from time to time issues shares to its employees as part of its bonus program. In 1996, a total of 1,500 shares were issued under this program.

ITEM 6.   Selected Financial Data

Selected Financial Data

(In thousands, except per share data)                  1996            1995           1994            1993            1992
                                                       ----            ----           ----            ----            ----
OPERATING RESULTS

          Total revenues                             $ 50,223       $ 43,379       $ 36,141        $ 30,059        $ 28,496

          Income (loss) before taxes                    7,078          5,505          3,413           1,870          (4,460)

          Net income (loss)                             4,176          3,148          1,980           1,085          (2,944)

          Net income (loss) per share                  $ 0.67         $ 0.51         $ 0.34          $ 0.19         $ (0.54)

          Weighted average common and
          common equivalent shares
          outstanding                                   6,197          6,115          5,776           5,680           5,429


FINANCIAL POSITION (1)

          Working capital                            $ 14,003       $ 15,253       $ 14,971        $ 10,469         $ 8,970

          Total assets                                 37,909         31,961         28,883          28,327          25,935

          Long-term debt                                   25             32             85             395             458

          Stockholders' equity                         27,620         24,289         21,208          19,421          18,462

(1) There were no cash dividends paid or declared during any of the periods presented.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

This and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company's officers or its agents, may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, with respect to, among other things, the Company's future revenues, operating income, or earnings per share. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecast or projected in any such forward-looking statement. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results." The Company's failure to successfully address any of these factors could have a material adverse effect on the Company's future results of operations.

RESULTS OF OPERATIONS

1996 Compared with 1995

Total revenues for the year ended December 31, 1996 were $50.2 million, an increase of 16% compared with the $43.4 million recorded in 1995.

Service revenues represented $24.2 million of the Company's total revenues for the year ended December 31, 1996, compared to $18.6 million for the prior year. This 30% increase in service revenues was driven primarily by a 30% increase in subscribers, to approximately 156,000 at December 31, 1996, from nearly 120,000 at the end of the prior year. Service revenues comprised 48% of the Company's total revenues in 1996 compared to 43% in 1995 which is consistent with the Company's continued transition to a service-oriented business, with its focus on developing its base of subscribers and generating recurring service revenues. The increase in subscribers was driven by conversions of locally-monitored programs to centralized monitoring by the Company, growth of the Company's existing programs, and by the Company's acquisition of CareTel, Inc. in July, 1996 which contributed nearly 3,000 subscribers. The Company's ability to sustain the current level of service revenue growth depends on its ability to expand the market for its personal response services and convert additional locally-monitored programs to monitoring service provided directly by Lifeline. The Company believes that the high quality of its services will be a factor in meeting this challenge.

Net product revenues totaled $24.9 million during 1996, representing a 6% increase over product revenues in 1995 of $23.4 million. The 1996 results benefited from an entire year of sales of the CarePartner(TM) line, the first models of which were introduced in September, 1995. The increase in volume attributed to this line was partially offset by a decline in the average selling price. The average selling price decreased because of product and service price offerings in support of the Company's strategy to grow recurring service revenue while maintaining product sales. The Company introduced the CarePartner Telephone(TM) during the third quarter of 1996, which replaced the Company's CommuniCatorPlus(TM). This new version of the Company's full-function speaker telephone incorporates digital speech technology, called VoiceAssist(TM), which provides special features for those with visual or hearing limitations, clarifies alarm messages, and instructs users in a friendly, reassuring manner. This product did not have a material impact on 1996 product revenues. In January, 1997, the Company introduced the Classic Pendant(TM), a new personal help button designed with particular emphasis on its fashion appeal. The Company's ability to sustain the current level of product sales in the long run depends upon its ability to expand the market for its personal response services. The Company believes its new products will be a factor in meeting this challenge.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, decreased $.2 million to $1.1 million in 1996 from $1.3 million for the previous year. The decline is attributable to the overall aging of the lease portfolio existing when the Company transitioned to an arrangement with a third-party leasing agent, beginning in January, 1994. Although this arrangement provided cash flow benefits during 1994 and 1995, in January, 1996 the Company terminated this arrangement and introduced a more customer-focused, internally managed and funded leasing program which is expected to increase finance income in future years.

Cost of services, as a percentage of service revenues, increased to 42% for the year ended December 31, 1996 from 40% for the year ended December 31, 1995. The increased cost is attributable to the Company's investment in personnel and systems supporting its growing service infrastructure. As the Company grows its subscriber base and develops its monitoring capabilities, it expects to continue to invest in its service infrastructure to enhance its ability to provide caring service for its subscribers. These investments are expected to be directed primarily toward systems enhancements and improvements.

For the year ended December 31, 1996, cost of product sales as a percentage of product sales was 33%, versus 36% in the prior year. This decrease was due largely to improvements in manufacturing processes and the application of new technology which reduced product costs.

Selling, general, and administrative expenses as a percentage of revenues decreased slightly to 47% for the year ended December 31, 1996 from 48% for the prior year. The dollar increase year-over-year was largely attributable to expenditures related to enhancements to information systems, salaries, and related fringe benefits due to the overall increase of the Company's employee base; market development and promotional strategies aimed at the healthcare channel and related referral networks; and the additional administrative expenses associated with the acquisition of CareTel, Inc. in the third quarter of 1996.

Research and development expenses represented 4% of revenues in 1996 and in 1995. Research and development efforts are focused on ongoing product improvements, and the Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level.

The Company's effective tax rate was 41% for 1996, as compared to 43% in 1995. The reduction in the Company's rate was largely due to the impact of tax-exempt income from the Company's marketable securities portfolio and utilization of a subsidiary with favorable tax status.

1995 Compared with 1994

Total revenues for the year ended December 31, 1995 were $43.4 million, versus $36.1 million in 1994, representing an increase of 20%.

Total service revenues, primarily from monitoring, increased 34% to $18.6 million in 1995 from $13.9 million in 1994. The number of subscribers monitored by the Lifeline Response Center grew by 35% during the year, to nearly 120,000 by year end, resulting in a 32% increase in monitoring revenues. This rapid expansion was driven by the Company's continued conversions of locally-monitored programs to monitoring provided by the Lifeline Response Center, growth in existing programs, and the acquisition of Tele-Response(TM) and Support Services, Inc. during the second quarter of 1995.

Net product sales increased 15% to $23.4 million in 1995 from $20.4 million in 1994. The Company introduced a new product line, the CarePartner(TM), during the third quarter. This new communicator incorporated advanced technologies, including digital speech, or VoiceAssist(TM), which clarifies alarm messages and instructs users in a friendly, reassuring manner. In addition, 1995 results reflected the impact of an entire year of sales of the Company's then-premier model, the CommuniCatorPlus(TM) which was introduced during the second quarter of 1994. This communicator provided extended range and enhanced voice clarity in addition to being a full-featured speaker telephone. During 1995, the Company experienced strong sales of this product which contributed significantly to year-over-year growth in product revenues. The Company also experienced a significant increase in accessory sales, driven primarily by the Slimline(TM) personal help button.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, decreased $0.6 million to $1.3 million in 1995 from $1.9 million for the previous year. The decline was attributable to the overall aging of the existing lease portfolio. In January, 1994 the Company entered into an arrangement with a third-party leasing agent, offering competitive rates and programs. This arrangement provided cash flow benefits during 1994 and 1995. In January, 1996 the Company terminated this arrangement and introduced a more customer-focused, internally managed and funded leasing program which is expected to increase finance income in future years.

The Company improved the profitability of its service operations with overall cost of services at 40% of service revenues in 1995, compared with 41% for 1994. The most significant component of the improved cost structure was the Company's realization of a full year of operating expense savings resulting from the integration of monitoring and administrative functions of its CommuniCall operation during the second half of 1994. During 1995, the Company focused its efforts to expand and better serve its subscriber base through investments in a supporting organization. The Company will continue to invest in its service business in upcoming periods.

Cost of product sales was 36% of product sales in 1995 compared with 40% in 1994. The improvement is largely attributable to a shift in the Company's product mix toward lower cost models, including the new CarePartner series and its focus aimed at manufacturing high quality, lower-cost products. Also, overall product mix improved as a result of increasing accessory sales, which yielded higher average selling prices than in the prior year.

Selling, general, and administrative expenses as a percentage of total sales remained constant at 48%. The increase in expenses was largely due to expenditures on market development and promotional strategies aimed at the healthcare channel and related referral networks, as well as the Company's acquisition of Tele-Response and Support Services, Inc. Other elements of selling, general, and administrative expense included continued expenses for improvements in the systems infrastructure for subscriber support and sales and management bonuses relating to favorable 1995 performance.

Research and development expenses represented 4% of revenues in 1995 versus 5% in 1994. Research and development efforts were focused on ongoing product improvements.

The Company's effective tax rate was 43% for 1995 as compared with 42% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1996, cash and cash equivalents decreased $.5 million to $3.0 million at December 31, 1996 from $3.5 million at December 31, 1995. The decrease in cash and cash equivalents resulted from the continued investment of excess cash in longer-term marketable securities consistent with the Company's investment strategy for its cash and temporary investments. The Company's portfolio of cash, cash equivalents, and investments grew by $.5 million in total primarily as a result of positive cash flows from profitable operations. The Company used $1.2 million, net of cash received on leases, to fund its internal leasing program, which was reintroduced in 1996, while in 1995 and 1994 the Company generated $2.9 million and $3.7 million, respectively, from payments received from the Company's existing portfolio of sales-type leases. In addition, during 1996 the Company invested $5.0 million in equipment purchases for use in the development and manufacture of its products and services, as well as for Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs. These expenditures were significantly higher than the $2.7 million invested in 1995 and $2.0 million in 1994.

In July, 1996 the Company acquired all of the outstanding stock of CareTel, Inc. of Toronto, Ontario, Canada through its subsidiary, Lifeline Systems (Canada), Inc. CareTel provides monitoring services, similar to those offered by the Company, directly to consumers under the brand name ProtectAlert. The purchase price was approximately $1.1 million in cash, all of which was paid in 1996. The acquisition was accounted for as a purchase transaction, and, as a result, the Company recorded goodwill of approximately $1.0 million which is being amortized over an estimated life of seven years. The results of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition and did not have a material impact on 1996 operating results.

In October, 1993 the Company's Board of Directors approved the repurchase of up to 300,000 shares of the Company's common stock from time to time in the open market for general corporate purposes, including shares for use in connection with employee stock option plans and stock purchase plans. The Company has completed the purchase of all of the approved 300,000 shares as of December 31, 1996, including 103,000 shares of treasury stock purchased for $1.3 million in 1996. In January, 1997, the Board of Directors authorized the repurchase of an additional 100,000 shares of stock for general corporate purposes.

In November, 1995, the Company secured a $4.0 million line of credit effective in January, 1996. During 1996, the term of the credit facility was extended until December, 1997. This credit agreement contains a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the Company's capacity to secure additional debt financing. No amounts were outstanding as of December 31, 1996.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow and existing cash and marketable securities. The Company expects these sources will be sufficient to finance the 1997 requirements of its internally funded lease financing program, stock repurchases, any potential acquisitions, and other investments in support of its current business. The Company is currently considering significant investments in 1997 relating to the development of advanced call center technologies. The timing and extent of these investments have not yet been determined by the Company.

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in 1997 and has not yet determined the impact of adoption.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

The Company's results are partially dependent on its ability to develop services and products that keep pace with continuing technological changes, evolving industry standards, changing client preferences and new service and product introductions by the Company's competitors. Lifeline's future success will depend on its ability to enhance its existing services and products (including accessories), to introduce new service and product offerings to meet and adapt to changing customer requirements and emerging technologies on a timely basis and to offer such products and services at competitive prices. There can be no assurance that Lifeline will be successful in identifying, developing, manufacturing or marketing new services and products or enhancing its existing services and products on a timely basis or that Lifeline will be able to offer such services and products at competitive prices. Also, there can be no assurance that services, products or technologies developed by others will not render Lifeline's services or products noncompetitive or obsolete.

The Company's growth is dependent on its ability to increase the number of subscribers served by its monitoring centers. In 1995, service revenue was $18.6 million, accounting for approximately 43% of the Company's total revenues. For the year ended December 31, 1996, service revenue was $24.2 million, comprising 48% of total revenues for the year. The Company's ability to continue to increase service revenue is a key factor in its long-term growth, and there can be no assurance that the Company will be able to do so. The Company's failure to increase service revenue could have a material adverse effect on the Company's results of operations.

The Company may expand its operations through the acquisition of additional businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the company without substantial expenses, delays or other operational or financial problems. In addition, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events, contingent liabilities and amortization of acquired intangible assets. There can be no assurance that the acquired businesses, if any, will achieve anticipated revenues or earnings.

The Company believes that its future success will also depend in large part upon its ability to attract and retain key personnel, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

The Company sells a significant portion of its products to healthcare providers which establish their own Lifeline programs. These healthcare providers typically lease, rather than sell, the Lifeline products to subscribers and accordingly following such time as a product is no longer used by a subscriber, it is returned to the healthcare provider and becomes available for lease to another subscriber. As a result of this use and reuse of the Company's products, sales of such products are dependent on growth in the number of subscribers and on the ability of the Company to encourage its healthcare provider customers to replace their existing inventory by continuing to enhance its products with new features.

The Company's monitoring operations are concentrated principally in its Cambridge, Massachusetts headquarters facility. Although the Company believes that it has constructed safeguards to protect against system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire or other similar events or for any other reason, could have a material adverse effect on the Company's results of operations.

ITEM 8.    Financial Statements and Supplementary Data

Quarterly Results of Operations

(Unaudited)                                                                      Quarter Ended

(Dollars in thousands, except per share data)              Mar 31         Jun 30           Sep 30        Dec 31         Full Year
1996              Total revenues                          $ 11,156       $ 13,043         $ 12,755      $ 13,269         $ 50,223
                  Net income                                   690          1,065            1,136         1,285            4,176
                  Net income per common share               $ 0.11         $ 0.17           $ 0.18        $ 0.21           $ 0.67

1995              Total revenues                           $ 9,711       $ 11,080         $ 11,416      $ 11,172         $ 43,379
                  Net income                                   527            744              883           994            3,148
                  Net income per common share               $ 0.09         $ 0.12           $ 0.14        $ 0.16           $ 0.51


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifeline Systems, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information to be included therein.

                                                 /s/ Coopers & Lybrand L.L.P.
                                                 -----------------------------
                                                 Boston, Massachusetts
                                                 February 10, 1997

                            LIFELINE SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1996 and 1995

                            (Dollars in thousands)

                                                                                          1996                    1995
                                                                                          ----                    ----
ASSETS
Current assets:

      Cash and cash equivalents                                                               $ 3,030                 $ 3,490
      Short-term investments                                                                    7,140                   6,726
      Accounts receivable trade, net of allowance for doubtful
            accounts of $197 in 1996 and $156 in 1995                                           6,062                   5,976
      Inventories                                                                               1,450                   1,394
      Net investment in sales-type leases                                                       1,278                   1,992
      Prepaid expenses and other current assets                                                 1,675                     624
      Deferred income taxes                                                                     1,046                   1,093
                                                                                    ------------------      ------------------
            Total current assets                                                               21,681                  21,295

Long-term investments                                                                           3,178                   2,597
Property and equipment, net                                                                     7,127                   4,648
Goodwill, net                                                                                   2,568                   2,018
Net investment in sales-type leases                                                             3,160                   1,208
Other assets                                                                                      195                     195
                                                                                    ------------------      ------------------
            Total assets                                                                     $ 37,909                $ 31,961
                                                                                    ==================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

      Accounts payable                                                                        $ 1,063                   $ 697
      Accrued expenses                                                                          2,520                   1,811
      Accrued payroll and payroll taxes                                                         1,743                   1,702
      Product warranty                                                                            639                     456
      Accrued income taxes                                                                        854                     319
      Deferred revenues                                                                           812                     936
      Current portion of obligations under capital lease                                            7                      91
      Other current liabilities                                                                    40                      30
                                                                                    ------------------      ------------------
            Total current liabilities                                                           7,678                   6,042

Obligations under capital lease                                                                    25                      32
Deferred income taxes                                                                           1,690                   1,148
Deferred compensation                                                                             896                     450

Commitments:
Stockholders' equity:

      Common stock, $.02 par value, 10,000,000 shares authorized,
            6,217,192 shares issued in 1996 and 6,132,457 shares issued in 1995                   124                     123
      Additional paid-in capital                                                               15,618                  15,161
      Retained earnings                                                                        15,151                  10,975
                                                                                   ------------------      ------------------
                                                                                               30,893                  26,259
      Less: treasury stock at cost, 532,348 shares in 1996 and 436,848 shares in 1995          (2,923)                 (1,620)
      Notes receivable - officers                                                                (350)                   (350)
                                                                                   ------------------      ------------------
            Total stockholders' equity                                                         27,620                  24,289
                                                                                   ------------------      ------------------
            Total liabilities and stockholders' equity                                       $ 37,909                $ 31,961
                                                                                   ==================      ==================

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

              For the years ended December 31, 1996, 1995, and 1994

                    (In thousands except for per share data)

                                                                                     1996              1995             1994
                                                                                     ----              ----             ----
Revenues

      Net product sales                                                               $ 24,864           $ 23,440         $ 20,394
      Services                                                                          24,220             18,602           13,860
      Finance and rental income                                                          1,139              1,337            1,887
                                                                                ---------------   ----------------    -------------

            Total revenues                                                              50,223             43,379           36,141
                                                                                ---------------   ----------------    -------------

Costs and expenses
      Cost of sales                                                                      8,238              8,500            8,232
      Cost of services                                                                  10,064              7,454            5,740
      Selling, general, and administrative                                              23,855             20,959           17,421
      Research and development                                                           1,771              1,701            1,682
                                                                                ---------------   ----------------    -------------

            Total costs and expenses                                                    43,928             38,614           33,075
                                                                                ---------------   ----------------    -------------

Income from operations                                                                   6,295              4,765            3,066
                                                                                ---------------   ----------------    -------------

Other income (expense)

      Interest income                                                                      790                748              368
      Interest expense                                                                      (7)                (8)             (21)
                                                                                ---------------   ----------------    -------------

            Total other income, net                                                        783                740              347
                                                                                ---------------   ----------------    -------------

Income before income taxes                                                               7,078              5,505            3,413
Provision for income taxes                                                               2,902              2,357            1,433
                                                                                ---------------   ----------------    -------------

Net income                                                                           $   4,176            $ 3,148          $ 1,980
                                                                                ===============   ================     ============

Net income per common share:

      Primary                                                                            $0.67             $ 0.51           $ 0.34
      Fully diluted                                                                      $0.67             $ 0.51           $ 0.34

Weighted average common and common equivalent shares outstanding:

      Primary                                                                            6,197              6,115            5,776
      Fully diluted                                                                      6,265              6,217            5,880

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the years ended December 31, 1996, 1995 and 1994

                             (Dollars in thousands)

                                                                                                                     Additional
                                                                                    Common Stock                      Paid-In
                                                                ------------------------------------------------------
                                                                       Shares                       Amount            Capital
                                                                -----------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                                                5,507,388                     $116             $14,192
                                                                -----------------------------------------------------------------
Exercise of stock options                                                    97,110                        2                 222
Issuance of stock under employee stock purchase plan                         18,417                                           70
Income tax benefit from stock options exercised                                                                               49
Purchase of treasury stock                                                 (128,000)
Net income
                                                                -----------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                                5,494,915                      118              14,533
                                                                -----------------------------------------------------------------
Exercise of stock options                                                   177,202                        5                 423
Issuance of stock under employee stock purchase plan                         16,053                                           88
Purchase of treasury stock                                                  (10,000)
Sale of stock to officer                                                      8,939                                           69
Issuance of treasury stock                                                    8,500                                           48
Purchase of common stock warrant
Net income
                                                                -----------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                                5,695,609                      123              15,161
                                                                -----------------------------------------------------------------
Exercise of stock options                                                    69,650                        1                 230
Issuance of stock under employee stock purchase plan                         15,085                                          163
Purchase of treasury stock                                                 (103,000)
Issuance of treasury stock                                                    7,500                                           64
Net income
                                                                -----------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                                5,684,844                     $124             $15,618
                                                                =================================================================


                                                                                                        Notes          Total
                                                             Retained             Treasury            Receivable     Stockholders'
                                                             Earnings             Stock               Officers       Equity
                                                          -------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                                        $6,386             ($1,023)            ($250)        $19,421
                                                          ---------------------------------------------------------------------
Exercise of stock options                                                                                                  224
Issuance of stock under employee stock purchase plan                                                                        70
Income tax benefit from stock options exercised                                                                             49
Purchase of treasury stock                                                              (536)                             (536)
Net income                                                         1,980                                                 1,980
                                                          ---------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                                         8,366              (1,559)             (250)         21,208
                                                          ---------------------------------------------------------------------
Exercise of stock options                                                                                                  428
Issuance of stock under employee stock purchase plan                                                                        88
Purchase of treasury stock                                                              (122)                             (122)
Sale of stock to officer                                                                  31              (100)              -
Issuance of treasury stock                                                                30                                78
Purchase of common stock warrant                                    (539)                                                 (539)
Net income                                                         3,148                                                 3,148
                                                          ---------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                        10,975              (1,620)             (350)         24,289
                                                          ---------------------------------------------------------------------
Exercise of stock options                                                                                                  231
Issuance of stock under employee stock purchase plan                                                                       163
Purchase of treasury stock                                                            (1,337)                           (1,337)
Issuance of treasury stock                                                                34                                98
Net income                                                         4,176                                                 4,176
                                                          ---------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                       $15,151             ($2,923)            ($350)        $27,620
                                                          =====================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995, and 1994
                             (Dollars in thousands)

                                                                                      1996             1995               1994
                                                                                      ----             ----               ----
Cash flows from operating activities:
      Net income                                                                      $ 4,176          $ 3,148            $ 1,980
      Adjustments to reconcile net income to net cash provided
            by operating activities:
            Depreciation and amortization                                               3,216            2,231              2,021
            Provision for bad debts                                                       120                -                  -
            Income tax benefit from stock options exercised                                 -                -                 49
            Deferred income tax provision                                                 589             (869)            (1,191)
            Deferred compensation                                                         446              384                 66
      Changes in operating assets and liabilities:
            Accounts receivable                                                          (182)            (961)            (1,068)
            Inventories                                                                   (56)             117               (240)
            Net investment in sales-type leases                                        (1,238)           2,963              3,672
            Prepaid expenses, other current assets and other assets                    (1,049)            (331)                53
            Other current liabilities                                                   1,099              509                300
            Income taxes payable/receivable                                               529              319                159
            Accrued restructuring charge                                                    -             (200)              (195)
                                                                              ----------------     ------------    ---------------
                 Net cash provided by operating activities                              7,650            7,310              5,606
                                                                              ----------------     ------------    ---------------

Cash flows from investing activities:
      Purchases of investments                                                        (20,664)          (9,323)                 -
      Sales and maturities of investments                                              19,669                -                  -
      Additions to property and equipment                                              (5,033)          (2,709)            (2,022)
      Payment for business acquisition                                                 (1,146)          (1,000)              (500)
                                                                              ----------------     ------------    ---------------
                 Net cash used in investing activities                                 (7,174)         (13,032)            (2,522)
                                                                              ----------------     ------------    ---------------

Cash flows from financing activities:
      Principal payments under capital lease obligations                                  (91)            (276)              (299)
      Proceeds from stock options exercised and
            employee stock purchase plan                                                  394              516                294
      Purchase of common stock warrant                                                      -             (539)                 -
      Purchase of treasury stock                                                       (1,337)            (122)              (536)
      Issuance of treasury stock                                                           98               78                  -
                                                                              ----------------     ------------    ---------------
                 Net cash used in financing activities                                   (936)            (343)              (541)
                                                                              ----------------     ------------    ---------------
Net increase (decrease) in cash and cash equivalents                                     (460)          (6,065)             2,543
                                                                              ----------------     ------------    ---------------
Cash and cash equivalents at beginning of year                                          3,490            9,555              7,012
                                                                              ----------------     ------------    ---------------
Cash and cash equivalents at end of year                                              $ 3,030          $ 3,490            $ 9,555
                                                                              ================     ============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Lifeline Systems, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Cash, Cash Equivalents, and Investments
The Company considers all securities purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. The Company's investments are deemed to be available for sale. Short-term investments consist primarily of obligations of the US Government and its agencies, tax-exempt securities, commercial paper, and bank time deposits with maturities at date of acquisition beyond three months and less than one year. Long-term investments consist primarily of obligations of the US Government and its agencies, tax-exempt securities, and commercial paper with maturities at date of acquisition beyond one year and less than three years. Investments are carried at fair market value, which approximates cost.

The fair market value of securities, which approximates cost, consists of the following at December 31, 1996 and 1995:


(Dollars in thousands)                                             Maturity
                                           ----------------------------------------------------------
                                                   Less than                     More than
Type of Security                                   one year                      one year                           Total
-----------------------------------------------------------------------------------------------------------------------------------
                                              1996           1995           1996           1995           1996           1995
                                              ----           ----           ----           ----           ----           ----
US Government and Agency
    securities                               $ 2,917        $ 1,535          $ 500          $ 500        $ 3,417        $ 2,035
Tax-exempt securities                          4,223          1,256          2,678          2,097          6,901          3,353
Corporate bonds and securities                     -          3,935              -              -              -          3,935
                                         ---------------------------------------------------------------------------------------
                                             $ 7,140        $ 6,726        $ 3,178        $ 2,597       $ 10,318        $ 9,323
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                                  3,030          3,490
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $ 13,348       $ 12,813
--------------------------------------------------------------------------------------------------------------------------------

Inventories

Inventories are stated at the lower of cost or market, as determined by the first-in, first-out method.

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

Goodwill

Goodwill is recorded at cost and amortized on a straight-line basis over an estimated useful life of seven years. Amortization expense was $472,000, $361,000, and $318,000 in 1996, 1995 and 1994, respectively. Accumulated amortization amounted to $1,244,000 and $772,000 as of December 31, 1996 and 1995 respectively. The Company evaluates the possible impairment of long-lived assets, including goodwill, whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

Product Warranty

The Company's products are generally under warranty against defects in material and workmanship. The Company provides an accrual for estimated warranty costs at the time of sale of the related products.

Revenue Recognition

Revenues from the sale of personal response products are recognized upon shipment. Service revenues are associated primarily with providing monitoring and maintenance of personal response products and are recognized ratably over the contractual period. Finance income attributable to sales-type lease contracts is initially recorded as unearned income and subsequently recognized under the interest method over the term of the leases.

Income Taxes

The Company accounts for income taxes under a liability approach. Under this approach, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Net Income Per Common Share
Net income per common share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of stock options and warrants calculated using the treasury stock method.

Industry Segments
The Company operates in one industry segment. Its operations consist of providing personal response services associated with the monitoring of those products it designs, manufactures, and markets. Foreign revenues, from Canada, comprise less than 10% of the Company's total revenues, and the Company has no significant tangible assets in foreign countries.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk include cash, cash equivalents, investments, and trade receivables. The Company sells its products primarily to hospitals and other healthcare institutions. The Company performs ongoing credit evaluations of its customers and, in the case of sales-type leases, the leased equipment serves as collateral in the transactions. The Company has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity. The Company has not experienced any significant losses on these financial instruments.

Reclassification
Certain prior year balances have been reclassified to conform to the current year presentation.

B.  INVENTORIES

Inventories consist of the following:

                                                     December 31,
                                      ---------------------------------------
(Dollars in thousands)                     1996                       1995
-----------------------------------------------------------------------------
Purchased parts and assemblies              $ 797                      $ 602
Work in progress                              392                        492
Finished goods                                261                        300
-----------------------------------------------------------------------------
                                          $ 1,450                    $ 1,394
-----------------------------------------------------------------------------

C.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                            December 31,
                                                      -------------------------
(Dollars in thousands)                                  1996             1995
-------------------------------------------------------------------------------
Equipment                                             $ 9,786          $ 7,532
Furniture and fixtures                                    574              332
Equipment leased to others                              5,218            2,661
Equipment under capital leases                          1,035            1,035
Leasehold improvements                                    692              663
-------------------------------------------------------------------------------
                                                       17,305           12,223
Less: accumulated depreciation and amortization       (10,178)          (7,575)
-------------------------------------------------------------------------------
                                                      $ 7,127          $ 4,648
-------------------------------------------------------------------------------

Accumulated depreciation and amortization amounted to $2,256,000 and $1,276,000 on equipment leased to others and $1,006,000 and $991,000 on equipment under capital leases at December 31, 1996 and 1995, respectively.

D.  LEASING ARRANGEMENTS

As Lessor
In January, 1996 the Company reintroduced an internally-financed and operated leasing program and leases its personal response products to customers principally under sales-type leases.

As sales-type leases, the lease payments to be received over the term of the leases are recorded as a receivable at the inception of the new lease. Finance income attributable to the lease contracts is initially recorded as unearned income and subsequently recognized as income under the interest method over the term of the leases. The lease contracts are generally for five-year terms, and the residual value of the leased equipment is considered to be nominal at the end of the lease period.

The components of the net investment in sales-type leases are as follows:

                                                            December 31,
                                                      ----------------------
(Dollars in thousands)                                  1996           1995
----------------------------------------------------------------------------
Minimum lease payments receivable                     $ 6,193       $ 3,994
Less:             Unearned interest                     1,579           577
                  Allowance for doubtful accounts         176           217
----------------------------------------------------------------------------
                                                        4,438         3,200
Less:             Current portion                       1,278         1,992
----------------------------------------------------------------------------
Net investment in sales-type leases                   $ 3,160       $ 1,208
----------------------------------------------------------------------------

Future minimum lease payments due under non-cancellable sales-type leases at December 31, 1996 are as follows:

(Dollars in thousands)
1997                                                         $ 1,932
1998                                                           1,282
1999                                                             884
2000                                                             842
2001                                                             504
Thereafter                                                       749
---------------------------------------------------------------------
                                                             $ 6,193

---------------------------------------------------------------------

As Lessee
The Company conducts its primary operations in a leased facility under a ten-year operating lease which commenced in the second quarter of 1994. The lease includes scheduled base rent increases over the term of the lease. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company recorded a deferred credit to reflect the excess of rent expense over cash payments upon the commencement of the lease. In addition, the Company pays a monthly allocation of the building's operating expenses and real estate taxes. The lease contains two five-year renewal options.

In conjunction with the leased facility, the Company also entered into operating lease arrangements for certain furniture, computer equipment, and leasehold improvements totaling approximately $1.5 million. These leases contain renewal options and expire through 2001.

The Company also has several operating lease arrangements for sales offices and office equipment that expire through 2000 and leases certain equipment under capital leases which expire through 2000. Capital lease obligations are collateralized by the related equipment.

Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more are:

(Dollars in thousands)                                                                 Capital Leases           Operating Leases

                                                                                -------------------------------------------------
1997                                                                                            $ 13                     $ 1,593
1998                                                                                              13                       1,129
1999                                                                                              12                       1,017
2000                                                                                               6                       1,075
2001                                                                                               -                       1,065
Thereafter                                                                                         -                       2,368
---------------------------------------------------------------------------------------------------------------------------------
Total minimum lease payments                                                                      44                     $ 8,247
                                                                                                                  ---------------
Less amount representing interest                                                                 12

-----------------------------------------------------------------------------------------------------
Present value of net minimum lease payments                                                       32
Less current portion                                                                               7

-----------------------------------------------------------------------------------------------------
Long-term obligation under capital leases                                                       $ 25
-----------------------------------------------------------------------------------------------------

Total rent expense under all operating leases was $1,466,000, $1,451,000, and $1,208,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

E. STOCK OPTIONS AND STOCK PURCHASE PLAN

Stock-Based Compensation Plans

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation." The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."

In May, 1994 the stockholders approved the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides that officers and key employees may be granted either nonqualified or incentive stock options for the purchase of the Company's common stock at the fair market value on the date of grant. The employee options granted generally become exercisable at a rate of 20% per year and expire ten years from the date of grant. Certain options, as originally granted, became exercisable only to the extent the Company achieved specific financial goals. During 1995 these options were amended to provide for vesting on the earlier of the six year anniversary of the date of grant or the original vesting schedule upon the achievement of the aforementioned financial goals. As a result of this change, the Company incurred additional compensation expense totaling $1.8 million, which is being amortized based on a vesting schedule which approximates the expected date of meeting the specific financial goals. Compensation expense of $446,000, $384,000, and $66,000 was recorded in 1996, 1995, and 1994 and accumulated deferred compensation was $896,000 and $450,000 at December 31, 1996 and 1995, respectively.

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

In May, 1996 the Company, upon approval by the Board of Directors and stockholders, increased the total number of shares approved for future grant under plans currently in effect by 300,000 for the 1994 Stock Option Plan and 25,000 for the 1991 Stock Option Plan. At December 31, 1996 shares available for future grants under all option plans were 411,199.

Net income and net income per share as reported in these financial statements and on a pro forma basis for the years ended December 31, 1996 and 1995, as if the fair value based method described in SFAS No. 123 had been adopted are as follows (in thousands, except per share data):


                                                      Year Ended December 31,
                                                      -----------------------
                                                     1996                1995
                                                     ----                ----

Net income                            As Reported   $4,176              $3,148
                                      Pro Forma     $3,990              $3,071

Primary net income per share          As Reported    $0.67               $0.51
                                      Pro Forma      $0.66               $0.54

Fully diluted net income per share    As Reported    $0.67               $0.51
                                      Pro Forma      $0.65               $0.53


The effect of applying SFAS No. 123 for the purpose of providing pro forma disclosure may not be indicative of the effects on reported net income and net income per share for future years. The pro forma disclosures include the effects of all awards granted after January 1, 1995 and additional awards in future years are anticipated.

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: a risk-free interest rate of 6.3% and 6.7%; an expected life of 6 years and 6 years; expected volatility of 40% and 50%; and no expected dividends.


The following table summarizes all stock option plan activity for the years ended December 31:

                                                               1996                                          1995
                                                  -------------------------------            --------------------------------
                                                                       Wgtd. Avg.                                 Wgtd. Avg.
                                                  Shares              Exer. Price            Shares               Exer. Price
                                                  ------              -----------            ------               -----------
Outstanding
at beginning of year                              871,673                $5.40               866,226                  $4.22
                Granted                           100,500                12.51               207,450                   7.83
                Exercised                         (69,650)                3.31              (177,202)                  2.41
                Cancelled or lapsed               (26,866)                9.95               (24,801)                  6.18
                                                 ---------                                  ---------
Outstanding at end of year                        875,657                 6.24               871,673                   5.40
                                                 =========                                  =========

Options exercisable
at year end                                       400,726                $5.58               363,880                  $5.30

Weighted average fair value
of options granted
during the year                                                          $6.19                                        $4.45

                                                              1994
                                                 ------------------------------
                                                                     Wgtd. Avg.
                                                 Shares             Exer. Price
                                                 ------             -----------
Outstanding
at beginning of year                              835,836              $3.94
                Granted                           139,250               4.86
                Exercised                         (97,110)              2.31
                Cancelled or lapsed               (11,750)              7.32
                                                 ---------
Outstanding at end of year                        866,226               4.22
                                                 =========

Options exercisable
at year end                                       449,938              $4.36

Weighted average fair value
of options granted
during the year

The following table summarizes information about stock options outstanding at December 31, 1996.


                              Options Outstanding                                       Options Exercisable
                    ---------------------------------------------------------  ------------------------------------
                       Number          Weighted Average                              Number
    Range of         Outstanding          Remaining           Weighted Average    Exercisable      Weighted Average
 Exercise Prices     at 12/31/96       Contractual Life        Exercise Price     at 12/31/96       Exercise Price
 ---------------     -----------       ----------------        --------------     -----------       --------------
    $2.00-$4.00       404,037               4.8                    $3.05             227,735           $3.02
      4.25-6.50       231,270               7.0                    5.62               86,791            5.18
     7.00-10.00        33,000               5.0                    9.10               23,800            9.85
    11.13-12.92       151,600               8.8                    11.79              22,900           11.78
    14.38-18.50        55,750               6.0                    15.07              39,500           15.01
                    ---------                                                   ------------

  $2.00-$18.50        875,657               6.1                    $6.24             400,726           $5.58
                    =========                                                   ============

In May, 1995 the stockholders approved the Lifeline Employee Stock Purchase Plan
(ESPP) whereby eligible employees may invest up to 10% of their base salary in shares of the Company's common stock. The purchase price of the shares is 90% of the fair market value of the stock on either the commencement date or the date of purchase, whichever is lower. Under the Plan, 200,000 shares of common stock are available for purchase over ten offering periods through April, 2000, of which approximately 177,128 shares remain available. Shares purchased under the ESPP totaled 15,085 in 1996 and 7,787 in 1995. The weighted-average grant-date fair value of shares purchased under the ESPP was $15.62 in 1996 and $9.39 in 1995.

For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 1996 and 1995 respectively: a risk free interest rate of 5.41% and 5.37%; an expected life of 6 months in each year; expected volatility of 40% in each year; and no expected dividends.

F.  INCOME TAXES

The provision (benefit) for income taxes was computed as follows:

                                                                     For the years ended December 31,
                                                         --------------------------------------------------
(Dollars in thousands)                                             1996          1995             1994
---------------------------------------------------------------------------------------------------------
Federal income taxes:

      Current                                                      $1,834        $2,563           $2,155
      Deferred                                                        404          (722)            (995)
---------------------------------------------------------------------------------------------------------
                                                                    2,238         1,841            1,160
---------------------------------------------------------------------------------------------------------
State income taxes:

      Current                                                         567           663              469
      Deferred                                                         97          (147)            (196)
---------------------------------------------------------------------------------------------------------
                                                                      664           516              273
---------------------------------------------------------------------------------------------------------
Provision for income taxes                                        $ 2,902       $ 2,357          $ 1,433
==========================================================================================================

Total deferred tax assets (liabilities) are as follows at December 31:

(Dollars in thousands)                                                             1996             1995
--------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                        $1,913           $1,180
Total deferred tax liabilities                                                   (2,557)          (1,235)

---------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                        ($644)            ($55)
=========================================================================================================

Deferred tax assets (liabilities) are comprised of the following significant items at December 31:

                                                                                   1996             1995
                                                                                   ----             ----
Current deferred tax assets:

      Inventory and warranty reserves                                              $793             $713
      Accounts receivable reserves                                                  105              123
      Accrued vacation and other reserves                                           148              257
---------------------------------------------------------------------------------------------------------
Net current deferred tax asset                                                    1,046            1,093
---------------------------------------------------------------------------------------------------------
Noncurrent deferred tax assets (liabilities):

      Sales type leases                                                          (2,489)          (1,168)
      Depreciation                                                                  485               87
      Foreign net operating losses                                                  126                 -
      Amortization                                                                  188              (67)
---------------------------------------------------------------------------------------------------------
Net noncurrent deferred tax liability                                            (1,690)          (1,148)
---------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                        ($644)            ($55)
=========================================================================================================

The differences between the statutory U.S. federal income tax rate and the Company's effective tax rate are as follows:

                                                          For the years ended December 31,
                                               -------------------------------------------------
(Dollars in thousands)                                 1996             1995             1994
------------------------------------------------------------------------------------------------
Provision at statutory rate                           $ 2,406          $ 1,872          $ 1,160
State income tax, net of federal tax effect               472              338              273
Tax exempt income                                         (60)               -                -
Other, net                                                 84              147                -
------------------------------------------------------------------------------------------------
Provision for income taxes                            $ 2,902          $ 2,357          $ 1,433
------------------------------------------------------------------------------------------------

The Company has foreign operating loss carryforwards totaling $283,000 which will begin to expire December 31, 1999.

G.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution savings plan covering substantially all of its employees. The Company's contributions, which are included in selling, general and administrative expenses, were $184,000, $152,000 and $152,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

H.  SUPPLEMENTAL CASH FLOW INFORMATION

The Company incurred capital lease obligations to obtain certain equipment in the amounts of $0, $41,000, and $0, in 1996, 1995, and 1994, respectively.

Cash paid for income taxes amounted to $2,679,000, $2,908,000 and $2,941,000 during 1996, 1995, and 1994, respectively. Interest paid was $7,000, $8,000 and $21,000 during 1996, 1995, and 1994, respectively.

I. REVOLVING CREDIT AGREEMENT

The Company secured a $4.0 million line of credit effective in January, 1996. During 1996, the term of the credit facility was extended until December, 1997. This credit agreement contains a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the Company's capacity to secure additional debt financing. No amounts were outstanding at December 31, 1996.

J.  COMMON STOCK

In September, 1995 the Company issued 8,939 shares of its common stock to the Vice President, Customer Care in exchange for a collateralized promissory note in the amount of $100,000. The note, which bears interest at a rate of 6.3% per annum, payable annually in arrears, is due September, 2002. In September, 1992 the Company issued 83,333 shares of its common stock to the Chief Executive Officer in exchange for a collateralized promissory note in the amount of $250,000. The note, which bears interest at a rate of 5.98% per annum, payable annually in arrears, was due September 1, 1999. On February 24, 1997, the Company's Chief Executive Officer repaid the note in full, in part by exercising stock options and selling 10,700 shares of Common Stock back to the Company at their fair market value of $17.00 on such date, the proceeds of which were used to repay the note.

In connection with the 1993 acquisition of the assets of CarePartners, Inc., the Company issued a warrant to purchase 100,000 shares of the Company's common stock at $4.78 per share, expiring in March, 1996. In September, 1995 the Company paid $539,000 to repurchase the warrant.

In January, 1997, the Board of Directors authorized the repurchase of an additional 100,000 shares of common stock for general corporate purposes.

K. ACQUISITION

In July, 1996 the Company acquired all of the outstanding stock of CareTel, Inc. of Toronto, Ontario, Canada through its subsidiary, Lifeline Systems (Canada), Inc. CareTel provides monitoring services, similar to those offered by the Company, directly to consumers under the brand name ProtectAlert. The purchase price was approximately $1.1 million in cash, all of which was paid in 1996. The acquisition was accounted for as a purchase transaction, and, as a result, the Company recorded goodwill of approximately $1.0 million which is being amortized over an estimated life of seven years. The results of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition and did not have a material impact on 1996 operating results.

L.   CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

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

M.    NEWLY ISSUED ACCOUNTING STANDARDS

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in 1997 and has not yet determined the impact of adoption.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

       The information under the heading "Election of Directors" in the Company's definitive proxy material for its annual meeting of stockholders to be held on May 21, 1997, is incorporated herein by reference. Information concerning officers of the Company appears in Part I of this Annual Report on Form 10-K.

ITEM 11.  Executive Compensation

       The information under the heading "Executive Compensation," excluding the "Compensation Committee Report on Executive Compensation" and the Stock Price Performance Graph in the Company's definitive proxy material for its annual meeting of stockholders to be held on May 21, 1997, is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) Security ownership of certain beneficial owners: The information under the heading "Beneficial Ownership of Common Stock" in the Company's definitive proxy material for its annual meeting of stockholders to be held on May 21, 1997, is incorporated herein by reference.

     (b) Security ownership of management: The information under the heading "Election of Directors" in the Company's definitive proxy material for its annual meeting of stockholders to be held on May 21, 1997, is incorporated herein by reference.

     (c)  Changes in control:  None known.

ITEM 13.  Certain Relationships and Related Transactions

     None.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

       The following consolidated financial statements of Lifeline Systems, Inc. and the report of independent accountants relating thereto, are set forth in Item 8 of this Annual Report on Form 10-K on the pages indicated.

                                                                Pages
                                                                -----

Report of Independent Accountants                                 15

Consolidated Balance Sheets as of December 31, 1996 and 1995      16

Consolidated Statements of Income for the years
  ended December 31, 1996, 1995, and 1994                         17

Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 1996, 1995, and 1994           18

Consolidated Statements of Cash Flows for the years
  ended December 31, 1996, 1995, and 1994                         19

Notes to Consolidated Financial Statements                      20-32

(a)(2) Financial Statement Schedule

       The following financial statement schedule of Lifeline Systems, Inc. is filed herewith and included in ITEM 14 (a)(2) on the pages indicated below.

                                                                Pages
                                                                -----

Schedule II - Valuation and Qualifying Accounts for
 the years ended December 31, 1996, 1995 and 1994                 40


       All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

(b)    Reports on Form 8-K

       The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1996.

(c)    Exhibits

       The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 37 through 40 hereof.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LIFELINE SYSTEMS, INC.



March 25, 1997                                    By:/s/ Ronald Feinstein
--------------                                       --------------------
Date                                                 Ronald Feinstein
                                                     Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Capacity                     Date
---------                             --------                     ----

/s/ L. Dennis Shapiro     Chairman of the Board               March 25, 1997
------------------------                                      --------------
L. Dennis Shapiro

/s/ Ronald Feinstein      Chief Executive Officer,            March 25, 1997
------------------------  President and Director (Principal   --------------
Ronald Feinstein          Executive Officer)


/s/ Dennis M. Hurley      Vice President of Finance           March 25, 1997
------------------------  (Principal Financial and            --------------
Dennis M. Hurley          Accounting Officer)


/s/ Everett N. Baldwin    Director                            March 25, 1997
------------------------                                      --------------
Everett N. Baldwin

/s/ Joseph E. Kasputys    Director                            March 25, 1997
------------------------                                      --------------
Joseph E. Kasputys

/s/ Carolyn C. Roberts    Director                            March 25, 1997
------------------------                                      --------------
Carolyn C. Roberts

/s/ Steven M. Tritman     Director                            March 25, 1997
------------------------                                      --------------
Steven M. Tritman

/s/ Gordon C. Vineyard    Director                            March 25, 1997
------------------------                                      --------------
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

Exhibit No.  Exhibit                                    SEC Document Reference
-----------  -------                                    ----------------------

Exhibit 3.   Articles of Incorporation and By-Laws

  3.1        Articles of Organization of Lifeline Systems,   2-84060 Exhibit 3.1
                 Inc., as amended.

  3.2        Articles of Amendment of Lifeline Systems,     1987 10K Exhibit 3.4
                 Inc.

  3.3        Restated By-Laws of Lifeline Systems,          1990 10K Exhibit 3.4
                 Inc.

Exhibit 4.   Instruments Defining the Rights of Security
                 Holders

  4.1        Specimen Stock Certificate.                     2-84060 Exhibit 4.1


Exhibit 10.  Material Contracts

  10.01      Registrant's 1982 Incentive Stock Option      2-84060 Exhibit 10.19
                 Plan and form of Option Agreement.

  10.02      Registrant's 1982-A Incentive Stock Option    2-84060 Exhibit 10.20
                 Plan and form of Option Agreement.

  10.03      Medical Expense Reimbursement Plan.           2-84060 Exhibit 10.21


  10.04      Registrant's 1986 Incentive Stock            33-12030 Exhibit 10.26
                 Option Plan and form of
                 Option Agreement

  10.05      Amendments to Registrant's 1986              1987 10K Exhibit 10.13
                 Incentive Stock Option Plan.

  10.06      Registrant's 1982 Incentive Stock Option     1988 10K Exhibit 10.14
                 Plan, as amended.

  10.07      Registrant's 1982-A Incentive Stock Option   1988 10K Exhibit 10.15
                 Plan, as amended.

  10.08      Amendment to Registrant's 1986 Incentive      Proxy Statement filed
                 Stock Option Plan.                     April 13, 1989 (0-13617)

  10.09      Registrant's 1991 Stock Option Plan.         1990 10K Exhibit 10.37


  10.10      Form of Non-statutory Stock Option           1992 10K Exhibit 10.32
                 Agreement


             for Registrant's 1991 Stock Option Plan.

  10.11      Form of Special Non-statutory Stock          1992 10K Exhibit 10.33
                 Option Agreement for Registrant's
                 1991 Stock Option Plan.

  10.12      Lease Agreement between the Registrant and   1992 10K Exhibit 10.34
                 the Massachusetts Institute of
                 Technology, dated April 3, 1992.

  10.13      First Amendment to Lease Agreement dated     1992 10K Exhibit 10.35
                 April 3, 1992 between the Registrant
                 and the Massachusetts Institute of
                 Technology, dated August 25, 1992.

  10.14      Amended Employment and Noncompetition        1992 10K Exhibit 10.36
                 Agreement between Ronald Feinstein
                 and the Registrant, dated
                 August 27, 1992.

  10.15      Secured Promissory Note between Ronald       1992 10K Exhibit 10.37
                 Feinstein and the Registrant, dated
                 September 1, 1992.

  10.16      Security and Pledge Agreement between        1992 10K Exhibit 10.38
                 Ronald Feinstein and the Registrant,
                 dated September 1, 1992.

  10.17      Non-statutory Stock Option Agreement, as     1992 10K Exhibit 10.39
                 amended, between Ronald Feinstein and
                 the Registrant, dated August 27, 1992.

  10.18      Special Non-statutory Stock Option           1992 10K Exhibit 10.40
                 Agreement, as amended, between
                 Ronald Feinstein and the Registrant,
                 dated August 27, 1992.

  10.19      Second Amendment to Lease Agreement dated       10Q for the Quarter
                 April 3, 1992 between the Registrant        ended June 30, 1993
                 and the Massachusetts Institute of                Exhibit 10.42
                 Technology, dated May 18, 1993.

  10.20      Amended and Restated Asset Purchase Agreement   10Q for the Quarter
                 dated September 9, 1993 between the     ended September 30,1993
                 Registrant and CarePartners, Inc.                 Exhibit 10.43

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

  10.22      Letter Agreement between Ronald Feinstein    1993 10K Exhibit 10.45
                 and the Registrant dated March 4, 1994.



  10.23      Nonstatutory Stock Option Agreement between  1993 10K Exhibit 10.46
                 Ronald Feinstein and the Registrant
                 dated February 11, 1994.

  10.24      Third Amendment to Lease Agreement dated        10Q for the Quarter
                 April 3, 1992 between the Registrant       ended March 31, 1993
                 and the Massachusetts Institute of                Exhibit 10.47
                 Technology

  10.25      Registrant's 1994 Stock Option Plan.         1994 10K Exhibit 10.48


  10.26      Form of Non-statutory Stock Option           1994 10K Exhibit 10.49
                 Agreement for Registrant's 1994
                 Stock Option Plan.

  10.27      Form of Special Non-statutory Stock          1994 10K Exhibit 10.50
                 Option Agreement for Registrant's
                 1994 Stock Option Plan.

  10.28      Master Lease Agreement between Registrant    1994 10K Exhibit 10.51
                 and Bell Atlantic-TriCon Leasing
                 Corporation

  10.29      Master Lease Agreement between Registrant    1994 10K Exhibit 10.52
                 and U.S. Leasing Corporation

  10.30      Secured Promissory Note between Thomas E.
                 Loper and the Registrant, dated
                 September 11, 1995.                      1995 10K Exhibit 10.30

  10.31      Security and Pledge Agreement between
                 Thomas E. Loper and the Registrant,
                 dated September 11, 1995.                1995 10K Exhibit 10.31

  10.32      Asset Purchase Agreement dated May 17, 1995
                 between the Registrant and Martha's
                 Vineyard Hospital Foundation.            1995 10K Exhibit 10.32

  10.33      Form of the Non-statutory Stock Option
                 Agreement to Registrant's 1991 Stock
                 Option Plan                              1995 10K Exhibit 10.33

  10.34      Form of the Non-statutory Stock Option
                 Agreement to Registrant's 1994 Stock
                 Option Plan                              1995 10K Exhibit 10.34

  10.35      1995 Employee Stock Purchase Plan            1995 10K Exhibit 10.35

  10.36      Revolving Credit Agreement between the
                 First National Bank of Boston
                 and the Registrant, dated
                 November 30, 1995                        1995 10K Exhibit 10.36


  10.37      Amended Employment Agreement between
                 Ronald Feinstein and the Registrant,  10Q for the quarter ended
                 dated June 14, 1996                      June 30, 1996, Exhibit
                                                          10.60

  10.38      Employment Agreement between Len Wechsler
                 and Lifeline Systems (Canada), Inc.   10Q for the quarter ended
                 dated July 3, 1996                       September 30, 1996,
                                                          Exhibit 10.60

  10.39      Stock purchase agreement between
                 Lifeline Systems (Canada), Inc. and
                 Len Wechsler dated July 3, 1996       10Q for the quarter ended
                                                          September 30,1996
                                                          Exhibit 10.61

  10.40      Stock purchase agreement between
                 Lifeline Systems (Canada), Inc., and
                 CareTel, Inc. and the stockholders
                 of CareTel, ,Inc., dated              10Q for the quarter ended
                 July 3, 1996                             September 30, 1996,
                                                          Exhibit 10.62

Filed herewith:

  10.41      Amendment to Registrant's 1991
                 Stock Option Plan

  10.42      Amendment to Registrant's 1994
                 Stock Option Plan

  10.43      First Amendment to Revolving
                 Credit Agreement between
                 the First National Bank of Boston
                 and the Registrant dated
                 November 29, 1996

Exhibit 11.  Earnings per Share

Filed herewith:
     11.1    Statement re computation of per share earnings

Exhibit 21.  Subsidiaries.

Filed herewith:
    21.1     Subsidiaries of Lifeline Systems, Inc.

Exhibit 23.  Consents of Experts and Counsel.

Filed herewith:
    23.1     Consent of Coopers and Lybrand L.L.P.


                             LIFELINE SYSTEMS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the years ended December 31, 1996, 1995, and 1994

                             (Dollars in thousands)




                                                   Additions                       Balance at
                                    Balance at     Charged to                        End of
                                    Beginning       Costs &                          ------
Description                          of Year        Expenses      Deductions(1)       Year
-----------                         ----------     ----------     -------------       ----
1996
----
Allowance for doubtful
 receivables:
 Trade accounts receivable             $156           $120            $ 79             $197
 Lease receivables                      217              0              41              176
                                       ----           ----            ----             ----
  Total                                $373           $120            $120             $373

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

(1)  Uncollectible accounts and adjustments.