Form 10-Q
period 1997-03-31
LIFELINE SYSTEMS INC
filed 1997-05-09
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ______________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997              Commission File Number 0-13617

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


Number of shares outstanding of this issuer's class of common stock as of April 30, 1997: 5,709,230

                            LIFELINE SYSTEMS, INC.
                                     INDEX



                                                                    PAGE

PART  I.  FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

      Consolidated Balance Sheets-March 31, 1997
          and December 31, 1996                                       3

      Consolidated Statements of Income - Three months
          ended March 31, 1997 and 1996                               4

      Consolidated Statements of Cash Flows - Three months
          ended March 31, 1997 and 1996                               5

      Notes to Consolidated Financial Statements                      6

   ITEM 2.

      Management's Discussion and Analysis of Results of
          Operations and Financial Condition                       7-10

PART II.  OTHER INFORMATION

   ITEM 6.

      Exhibits and Reports on Form 8-K                               11

                             LIFELINE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   March 31,        December 31,
                                                                                    1997               1996
                                                                            ---------------    ---------------
ASSETS
Current assets:
      Cash and cash equivalents                                                     $ 2,792            $ 3,030
      Short-term investments                                                          5,994              7,140
      Accounts receivable, net                                                        6,496              6,062
      Inventories                                                                     1,616              1,450
      Net investment in sales-type leases                                             1,315              1,278
      Other current assets                                                            1,554              1,675
      Deferred income taxes                                                           1,046              1,046
                                                                            ---------------    ---------------
            Total current assets                                                     20,813             21,681

Long-term investments                                                                 5,134              3,178
Property and equipment, net                                                           7,569              7,127
Goodwill, net                                                                         2,424              2,568
Net investment in sales-type leases                                                   3,313              3,160
Other assets                                                                            195                195
                                                                            ---------------    ---------------
            Total assets                                                           $ 39,448           $ 37,909
                                                                            ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                              $ 1,054            $ 1,063
      Accrued expenses                                                                3,102              2,520
      Accrued payroll and payroll taxes                                                 991              1,743
      Accrued income taxes                                                            1,408                854
      Deferred revenues                                                                 765                812
      Product warranty                                                                  656                639
      Current portion of obligations under capital lease                                  7                  7
      Other current liabilities                                                          32                 40
                                                                            ---------------    ---------------
            Total current liabilities                                                 8,015              7,678

Obligations under capital lease                                                          23                 25
Deferred income taxes                                                                 1,690              1,690
Deferred compensation                                                                   997                896

Commitments:
Stockholders' equity:
      Common stock, $.02 par value, 10,000,000 shares authorized,
            6,250,678 shares issued at March 31, 1997 and 6,217,192
            shares issued at December 31, 1996                                          125                124
      Additional paid-in capital                                                     15,719             15,618
      Retained earnings                                                              16,106             15,151
                                                                            ---------------    ---------------
                                                                                     31,950             30,893
      Less: treasury stock at cost, 542,548 shares at March 31, 1997
            and 532,348 shares at December 31, 1996                                  (3,102)            (2,923)
            Notes receivable - officers                                                (100)              (350)
      Cumulative translation adjustment                                                 (25)                 -
                                                                            ---------------    ---------------
            Total stockholders' equity                                               28,723             27,620
                                                                            ---------------    ---------------
            Total liabilities and stockholders' equity                             $ 39,448           $ 37,909
                                                                            ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except for per share data)

                                                                       Three months ended
                                                                           March 31,
                                                              -----------------------------------
                                                                    1997                   1996
                                                              --------------      ---------------
Revenues
      Services                                                      $ 7,349              $ 5,419
      Net product sales                                               5,918                5,467
      Finance and rental income                                         289                  270
                                                              --------------      ---------------
            Total revenues                                           13,556               11,156
                                                              --------------      ---------------

Costs and expenses
      Cost of services                                                3,362                2,448
      Cost of sales                                                   1,810                1,936
      Selling, general, and administrative                            6,537                5,280
      Research and development                                          429                  483
                                                              --------------      ---------------
            Total costs and expenses                                 12,138               10,147
                                                              --------------      ---------------

Income from operations                                                1,418                1,009
                                                              --------------      ---------------
Other income (expense)
      Interest income                                                   162                  168
      Interest expense                                                   (2)                  (2)
                                                              --------------      ---------------
            Total other income, net                                     160                  166
                                                              --------------      ---------------
Income before income taxes                                            1,578                1,175
Provision for income taxes                                              623                  485
                                                              --------------      ---------------
Net income                                                            $ 955                $ 690
                                                              ==============      ===============

Net income per common share:
      Primary                                                         $ 0.15               $ 0.11
                                                              ==============      ===============
      Fully diluted                                                   $ 0.15               $ 0.11
                                                              ==============      ===============
Weighted average common and common equivalent
 shares outstanding:
      Primary                                                         6,246                6,166
                                                              ==============      ===============
      Fully diluted                                                   6,246                6,184
                                                              ==============      ===============

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                  -------------------------------
                                                                                        1997             1996
                                                                                    ------------     ------------
Cash flows from operating activities:
      Net income                                                                          $ 955            $ 690
      Adjustments to reconcile net income to net cash provided
            by operating activities:
            Depreciation and amortization                                                   967              720
            Deferred compensation                                                           101               99
      Changes in operating assets and liabilities:
            Accounts receivable                                                            (442)             194
            Inventories                                                                    (166)             (24)
            Net investment in sales-type leases                                            (190)             138
            Prepaid expenses, other current assets and other assets                         121               42
            Accrued payroll and payroll taxes                                              (752)          (1,189)
            Other current liabilities                                                       536            1,178
            Income taxes payable                                                            554              323
                                                                                    ------------     ------------
                 Net cash provided by operating activities                                1,684            2,171
                                                                                    ------------     ------------

Cash flows from investing activities:
      Purchases of investments                                                           (4,230)          (4,597)
      Sales and maturities of investments                                                 3,420            4,205
      Additions to property and equipment                                                (1,274)            (954)
                                                                                    ------------     ------------
                 Net cash used in investing activities                                   (2,084)          (1,346)
                                                                                    ------------     ------------

Cash flows from financing activities:
      Principal payments under capital lease obligations                                     (2)             (24)
      Proceeds from issuance of common stock                                                 96              108
      Purchase of treasury stock                                                           (182)            (709)
      Issuance of treasury stock                                                              9               18
      Repayment of note receivable, officer                                                 250                -
                                                                                    ------------     ------------
                 Net cash provided by (used in) financing activities                        171             (607)
                                                                                    ------------     ------------

Effect of foreign exchange on cash                                                           (9)               -
Net increase (decrease) in cash and cash equivalents                                       (238)             218
Cash and cash equivalents at beginning of period                                          3,030            3,490
                                                                                    ------------     ------------
Cash and cash equivalents at end of period                                              $ 2,792          $ 3,708
                                                                                    ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of March 31, 1997 and the consolidated results of its operations and cash flows for the three months ended March 31, 1997 and 1996.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited financial statements for the year ended December 31, 1996.

   The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

2. Details of certain balance sheet captions are as follows (in thousands):

                                                      March 31,   December 31,
                                                        1997          1996
                                                      ---------   -----------
Inventories:
   Purchased parts and assemblies                     $    944      $    797
   Work-in-process                                         411           392
   Finished goods                                          261           261
                                                      ---------   -----------
                                                      $  1,616      $  1,450
                                                      =========   ===========
Property and equipment
   Equipment                                          $ 10,399      $  9,786
   Equipment leased to others                            5,780         5,218
   Equipment under capital leases                        1,035         1,035
   Leasehold improvements                                  732           692
   Furniture and fixtures                                  603           574
                                                      ---------   -----------
                                                        18,549        17,305
   Less accumulated depreciation and amortization      (10,980)      (10,178)
                                                      ---------   -----------
                                                      $  7,569      $  7,127
                                                      =========   ===========

3. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 in 1997 and has not yet determined the impact of adoption.

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 1997 were $13.6 million, an increase of 22% compared with the total revenues of $11.2 million for the quarter ended March 31, 1996.

Service revenues grew 36% to $7.3 million for the first quarter of 1997 from $5.4 million for the first quarter of 1996. Service revenues comprised over 54% of the Company's total revenues during the first quarter of 1997, as compared to 49% during the same period in 1996. The Company is now monitoring 166,000 subscribers as of March 31, 1997, 30% more than the 128,000 monitored at the end of the first quarter of 1996. The Company's ability to sustain or increase the current level of service revenue growth in the long run depends on its ability to expand the market for its personal response services and convert additional locally monitored programs to service provided by Lifeline. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and physically challenged will be a factor in meeting this challenge.

Product sales for the first quarter of 1997 increased 8% to $5.9 million from $5.5 million for the same period in 1996. Shipments of communicators for the quarter ended March 31, 1997 rose 6% over the same period last year. In January, 1997, the Company introduced the Classic Pendant /TM/, a new personal help button designed with particular emphasis on its fashion appeal. A 36% increase in overall accessories sales, including personal help buttons, contributed to the increase in product sales over prior year results. The Company expects gradually declining product sales in future periods as it provides combined service and hardware offerings in support of its transition to a service-oriented business.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, rose 7% in the first quarter of 1997 to $289,000, from $270,000 for the same period last year. The increase is a result of the Company's internally managed and funded leasing program which has been in effect since January, 1996. The Company's retention of new leases in its own portfolio is expected to result in an increase in finance income for the remainder of 1997.

Cost of services increased as a percentage of service revenues, to 46% for the first quarter of 1997 from 45% for the first quarter of 1996. As the Company grows its subscriber base and develops its monitoring capabilities, it expects to continue to invest in its service infrastructure to enhance its ability to provide caring service for its subscribers. These investments are expected to be directed primarily toward systems enhancements and improvements. In addition, the Company anticipates capital expenditures on its headquarters' response center infrastructure and systems totaling approximately $9 million, the majority of which will be expended during 1997. These expenditures are not expected to have an impact on 1997 results of operations as the systems are not expected to be placed in service until 1998. However, cost of services in 1998 and beyond are expected to be impacted by the depreciation of these investments. The Company has established goals for productivity improvements and other cost reductions and is exploring other opportunities to offset the impact of these investments.

Cost of sales was 31% of product sales for the three months ended March 31, 1997, compared with 35% for the same period a year ago. The decrease was due largely to improvements in manufacturing processes, efficiencies created by higher than expected production and a full period of utilization of new technology which reduced product costs. Increased button production in response to the introduction and customer acceptance of the Classic Pendant added to the improvement in cost of sales.

Selling, general, and administrative expenses increased as a percentage of total revenues to 48% for the first quarter of 1997 as compared to 47% during the same period in 1996. Actual first quarter selling, general, and administrative expenditures totaled $6.5 million during 1997, an increase of $1.2 million over expenses of $5.3 million for the same period in 1996. The increase was largely attributable to the inclusion of administrative costs associated with CareTel, Inc. of Ontario, Canada which was purchased by the Company in July, 1996; increased salaries and related fringe benefits due to the overall increase in the Company's employee base; sales and management bonuses relating to increased eligibility; and higher spending associated with sales and marketing strategies.

Research and development expenses were 3% of total revenues for the quarter ended March 31, 1997 as compared to 4% for the quarter ended March 31, 1996. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at approximately a consistent percentage of total revenues for the remainder of 1997.

The Company's effective tax rate was 39.5% for the three months ended March 31, 1997 versus 41% for the comparable period in 1996. The Company believes that its tax rate will increase in future periods as a result of a lower tax benefit from tax-exempt securities due to the Company's anticipated use of cash in 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1997, cash and cash equivalents decreased $0.2 million to $2.8 million at March 31, 1997 from $3.0 million at December 31, 1996. The decrease in cash and cash equivalents resulted from the continued investment of excess cash in longer-term marketable securities consistent with the Company's investment strategy for its cash and temporary investments. The Company's portfolio of cash, cash equivalents, and investments grew by $.6 million in total to $13.9 million from $13.3 million at December 31, 1996. The increase was due primarily as a result of profitable operations and the repayment of a $250,000 note by the Company's Chief Executive Officer in February, 1997. These cash flows were in part offset by additional investments in property and equipment and the purchase of 10,700 shares of the Company's common stock.

In 1997, the Company expects to use a significant amount of its cash and marketable securities as it continues to invest in its information systems infrastructure. The Company anticipates it will spend approximately $9 million as it develops a flexible, scaleable, and fault tolerant response center platform at its headquarters to support its growing subscriber base. While the new platform is anticipated to be placed in service after 1997, the majority of the outlays will be expended during 1997, principally pursuant to development agreements expected to be entered into with third party vendors.

During 1996, the Company adopted a revised investment strategy for its cash and temporary investments. The implementation of the revised policy continued during the first quarter of 1997, as the Company lengthened the maturity structure of its portfolio. The Company continued to increase its investment portfolio during the first quarter of 1997, with net purchases of $0.8 million in marketable securities.

In January, 1997, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock from time to time in the open market for general corporate purposes. Of the 100,000 shares approved, the Company has purchased 10,700 shares of treasury stock for $0.2 million during the first quarter of 1997.

In November, 1995 the Company secured a $4.0 million line of credit effective in January, 1996. During 1996, the term of the credit facility was extended until December, 1997. This credit agreement contains a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the Company's capacity to secure additional debt financing. No amounts were outstanding as of March 31, 1997.

Given the Company's current cash, marketable securities, credit availability, and revenue levels, funding requirements for operations and in support of future growth are expected to be met primarily from existing liquid assets, operating cash flow, and existing borrowing facilities. The Company expects these sources will be sufficient to finance the requirements of its investments in its information systems infrastructure, its internally funded lease financing program, stock repurchases, other investments in support of its current business, and any potential acquisitions through 1997. Additional financing alternatives are currently being evaluated and may be pursued if deemed appropriate to support the development of the aforementioned response center platform.

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

The Company's growth is dependent on its ability to increase the number of subscribers served by its monitoring centers. During the first quarter of 1996, service revenue was $5.4 million, accounting for approximately 49% of the Company's total revenues. For the three months ended March 31, 1997, service revenue was $7.3 million, comprising 54% of total revenues for the year. The Company's ability to continue to increase service revenue is a key factor in its long-term growth, and there can be no assurance that the Company will be able to do so. The Company's failure to increase service revenue could have a material adverse effect on the Company's results of operations.

The Company may experience risks and uncertainties associated with the development of new information technology. These include the risks that such development effort may not be completed on schedule, or at all, or within budget, or that future developments in information technology will not render the Company's system non-competitive; the risks that the Company does not realize the intended benefits from the new system, once completed; and the uncertainty associated with the substantial commitment of funds to the development effort, including the risks that the Company will have available significantly less cash to finance its operations, other capital expenditures and future growth, including acquisitions.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K-No reports on Form 8-K were filed for the three months ended March 31, 1997.

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



May 7, 1997                                 LIFELINE SYSTEMS, INC.
-----------                                 ----------------------
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

EXHIBIT NO.                  EXHIBIT                    SEC DOCUMENT REFERENCE
-----------                  -------                    ----------------------

EXHIBIT 11.    COMPUTATION RE EARNINGS PER SHARE


                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                               1997        1996
                                                              ------      ------
PRIMARY:
--------

Weighted average shares outstanding                           5,698       5,713
Net effect of dilutive common stock
   equivalents based on the treasury method                     551         472
Effect of treasury shares purchased                              (4)        (20)
Effect of treasury shares issued                                  1           1
                                                              ------      ------
   Total                                                      6,246       6,166
                                                              ======      ======
Net income                                                    $ 955       $ 690
                                                              ======      ======
Net income per common share                                   $0.15       $0.11
                                                              ======      ======
FULLY DILUTED:
--------------

Weighted average shares outstanding                           5,698       5,713
Net effect of dilutive common stock
   equivalents based on the treasury method                     551         490
Effect of treasury shares purchased                              (4)        (20)
Effect of treasury shares issued                                  1           1
                                                              ------      ------
   Total                                                      6,246       6,184
                                                              ======      ======
Net income                                                    $ 955       $ 690
                                                              ======      ======
Net income per common share                                   $0.15       $0.11
                                                              ======      ======