Form 10-K/A
period 1996-12-31
LIFELINE SYSTEMS INC
filed 1997-06-27
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               FORM 10-K/A-No. 1


/X/ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ....................
     to .......................


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


LIFELINE SYSTEMS, INC. (REGISTRANT)


     /s/ Dennis M. Hurley


BY   Dennis M. Hurley
     Vice President, Finance
     Chief Financial Officer

DATE June 25, 1997

                                 EXHIBIT INDEX



Exhibit No.    Exhibit


(99.1)         Annual Report for the Lifeline Employees' Savings and
               Investment Plan
(99.1a)        Consent of Independent Public Accountants