Form 10-Q
period 1997-06-30
LIFELINE SYSTEMS INC
filed 1997-08-11
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              ------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997              Commission File Number 0-13617

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
               Yes  X     No
                   ---       ---


Number of shares outstanding of this issuer's class of common stock as of July 25, 1997: 5,749,069

                            LIFELINE SYSTEMS, INC.
                                     INDEX



                                                                          PAGE

PART  I.  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

     Consolidated Balance Sheets- June 30, 1997
          and December 31, 1996                                             3

     Consolidated Statements of Income - Three and six months
          ended June 30, 1997 and 1996                                      4

     Consolidated Statements of Cash Flows - Six months
          ended June 30, 1997 and 1996                                      5

     Notes to Consolidated Financial Statements                             6

  ITEM 2.

     Management's Discussion and Analysis of Results of
          Operations and Financial Condition                             7-11

PART II.    OTHER INFORMATION

  ITEM 4.

     Submission of Matters to a Vote of Security Holders                   12

  ITEM 6.

     Exhibits and Reports on Form 8-K                                      12

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                         June 30,   December 31,
                                                           1997        1996
                                                           ----        ----
ASSETS
Current assets:
      Cash and cash equivalents                          $  1,727    $  3,030
      Short-term investments                                5,702       7,140
      Accounts receivable, net                              6,307       6,062
      Inventories                                           1,904       1,450
      Net investment in sales-type leases                   1,308       1,278
      Other current assets                                  1,607       1,675
      Deferred income taxes                                   961       1,046
                                                         --------    --------
            Total current assets                           19,516      21,681

Long-term investments                                       5,767       3,178
Property and equipment, net                                 9,982       7,127
Goodwill, net                                               2,289       2,568
Net investment in sales-type leases                         3,769       3,160
Other assets                                                  195         195
                                                         --------    --------
            Total assets                                 $ 41,518    $ 37,909
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                   $    982    $  1,063
      Accrued expenses                                      3,661       2,520
      Accrued payroll and payroll taxes                     1,333       1,743
      Accrued income taxes                                  1,196         854
      Deferred revenues                                       856         812
      Product warranty                                        558         639
      Current portion of obligations under capital lease        7           7
      Other current liabilities                                55          40
                                                         --------    --------
            Total current liabilities                       8,648       7,678

Obligations under capital lease                                21          25
Deferred income taxes                                       1,935       1,690
Deferred compensation                                       1,097         896

Commitments:
Stockholders' equity:
      Common stock, $.02 par value, 10,000,000 shares
            authorized, 6,281,617 shares issued at
            June 30, 1997 and 6,217,192 shares issued
            at December 31, 1996                              126         124
      Additional paid-in capital                           15,900      15,618
      Retained earnings                                    17,332      15,151
                                                         --------    --------
                                                           33,358      30,893
      Less: treasury stock at cost, 562,548 shares
            at June 30, 1997 and 532,348 shares at
            December 31, 1996                              (3,443)     (2,923)
            Notes receivable - officers                      (100)       (350)
      Cumulative translation adjustment                         2        --
                                                         --------    --------
            Total stockholders' equity                     29,817      27,620
                                                         --------    --------
            Total liabilities and stockholders' equity   $ 41,518    $ 37,909
                                                         ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except for per share data)

                                                      Three months ended           Six months ended
                                                           June 30,                    June 30,
                                                    ----------------------      ----------------------
                                                       1997          1996          1997          1996
                                                       ----          ----          ----          ----
Revenues
  Services                                          $  7,771      $  5,807      $ 15,120      $ 11,226
  Net product sales                                    6,192         6,980        12,110        12,446
  Finance and rental income                              280           256           569           527
                                                    --------      --------      --------      --------

        Total revenues                                14,243        13,043        27,799        24,199
                                                    --------      --------      --------      --------
Costs and expenses
  Cost of services                                     3,676         2,499         7,038         4,946
  Cost of sales                                        1,551         2,273         3,361         4,209
  Selling, general, and administrative                 6,717         6,185        13,254        11,465
  Research and development                               459           471           888           954
                                                    --------      --------      --------      --------

        Total costs and expenses                      12,403        11,428        24,541        21,574
                                                    --------      --------      --------      --------

Income from operations                                 1,840         1,615         3,258         2,625
                                                    --------      --------      --------      --------
Other income (expense)
  Interest income                                        186           185           348           353
  Interest expense                                        (1)           (2)           (3)           (4)
                                                    --------      --------      --------      --------

        Total other income, net                          185           183           345           349
                                                    --------      --------      --------      --------

Income before income taxes                             2,025         1,798         3,603         2,974
Provision for income taxes                               799           733         1,422         1,219
                                                    --------      --------      --------      --------

Net income                                          $  1,226      $  1,065      $  2,181      $  1,755
                                                    ========      ========      ========      ========

Net income per common share:
  Primary                                           $   0.20      $   0.17      $   0.35      $   0.28
                                                        ====          ====          ====          ====
  Fully diluted                                     $   0.20      $   0.17      $   0.35      $   0.28
                                                        ====          ====          ====          ====
Weighted average common and
common equivalent shares outstanding:
  Primary                                              6,239         6,186         6,248         6,189
                                                    ========      ========      ========      ========
  Fully diluted                                        6,265         6,186         6,275         6,210
                                                    ========      ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                   Six months ended
                                                                                       June 30,
                                                                           -----------------------------
                                                                                  1997            1996
                                                                                  ----            ----
Cash flows from operating activities:
      Net income                                                                $ 2,181         $ 1,755
      Adjustments to reconcile net income to net cash provided
            by operating activities:
            Depreciation and amortization                                         1,895           1,470
            Deferred compensation                                                   201             200
            Deferred income tax provision                                           330               -
      Changes in operating assets and liabilities:
            Accounts receivable                                                    (249)            780
            Inventories                                                            (454)           (507)
            Net investment in sales-type leases                                    (639)           (406)
            Prepaid expenses, other current assets and other assets                  67              48
            Other current liabilities                                               632           2,402
            Income taxes payable                                                    342             383
                                                                           -------------    ------------

                 Net cash provided by operating activities                        4,306           6,125
                                                                           -------------    ------------

Cash flows from investing activities:
      Purchases of investments                                                   (6,663)         (7,495)
      Sales and maturities of investments                                         5,512           6,280
      Additions to property and equipment                                        (4,495)         (1,969)
                                                                           -------------    ------------

                 Net cash used in investing activities                           (5,646)         (3,184)
                                                                           -------------    ------------

Cash flows from financing activities:
      Principal payments under capital lease obligations                             (4)            (49)
      Proceeds from issuance of common stock                                        278             204
      Purchase of treasury stock                                                   (522)           (709)
      Issuance of treasury stock                                                      8               6
      Repayment of note receivable, officer                                         250               -
                                                                           -------------    ------------

                 Net cash provided by (used in) financing activities                 10            (548)
                                                                           -------------    ------------

Effect of foreign exchange on cash                                                   27               -
Net increase (decrease) in cash and cash equivalents                             (1,303)          2,393
Cash and cash equivalents at beginning of period                                  3,030           3,490
                                                                           -------------    ------------

Cash and cash equivalents at end of period                                      $ 1,727         $ 5,883
                                                                           =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of June 30, 1997, the consolidated results of its operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 1997, for the year ended December 31, 1996.

   The results of operations for the three and six month periods ended June
   30, 1997 are not necessarily indicative of the results expected for the full year.

2. Details of certain balance sheet captions are as follows (in thousands):

                                                                        June 30,                December 31,
                                                                          1997                     1996
                                                                      -----------              -----------
Inventories:
   Purchased parts and subassemblies                                   $    882                  $    797
   Work-in-process                                                          578                       392
   Finished goods                                                           444                       261
                                                                     ------------             ------------
                                                                       $  1,904                  $  1,450
                                                                     ============             ============
Property and equipment:
   Equipment                                                           $  9,550                  $  9,099
   Equipment leased to others                                             6,381                     5,218
   Capital in progress                                                    3,450                       687
   Equipment under capital leases                                         1,035                     1,035
   Leasehold improvements                                                   751                       692
   Furniture and fixtures                                                   603                       574
                                                                     ------------             ------------
                                                                         21,770                    17,305
   Less accumulated depreciation and amortization                       (11,788)                  (10,178)
                                                                     ------------             ------------
                                                                       $  9,982                  $  7,127
                                                                     ============             ============

3. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 for the fiscal year ended December 31, 1997. Had the Company computed EPS consistent with the provisions of SFAS 128, there would be no material impact in the calculation of basic and diluted EPS to the earnings per share amount reported for the three and six months ended June 30, 1997 and 1996.



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

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 1997 were $14.2 million, an increase of 9% compared with total revenues of $13.0 million for the quarter ended June 30, 1996. For the six months ended June 30, 1997, total revenues were $27.8 million, up 15% as compared to revenues of $24.2 million during the same period in 1996.

Service revenues continue to represent more than half of total revenues during 1997. For the quarter ended June 30, 1997, service revenues grew 34% to $7.8 million from $5.8 million for the same period in 1996. For the six months ended June 30, 1997 service revenues were $15.1 million as compared to $11.2 million for the six months ended June 30, 1996, an increase of 35%. The Company is now monitoring 176,000 subscribers as of June 30, 1997 with service revenues comprising 54% of the Company's total revenues for the six months ended June 30, 1997. This represents a 28% growth in the number of monitored subscribers, from 137,000 at June 30, 1996 and is directly related to the 8 point increase in the service revenue composition as a percentage of total revenues, which was up from 46% for the six months ended June 30, 1996. The Company's ability to sustain or increase the current level of service revenue growth in the long run depends on its ability to expand the market for its personal response services and convert additional locally monitored programs to service provided by Lifeline. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and physically challenged will be a factor in meeting this challenge.

Product sales for the second quarter of 1997 decreased 11% to $6.2 million from $7.0 million for the second quarter of 1996. For the six months ended June 30, 1997, product sales totaled $12.1 million, a 3% decrease from the $12.4 million for the six months ended June 30, 1996. Equipment sales have declined as a result of the Company's strategy of combining service and hardware offerings to support the transition to a service-oriented business. The Company expects continued declining product sales in future periods as it proceeds with the strategy of packaging products and services into a single service offering.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, increased 9% for the second quarter of 1997 to $280,000, from $256,000 for the second quarter of 1996. For the six months ended June 30, 1997, finance and rental income rose 8% to $569,000 from $527,000 for the same period in 1996. The increase is a result of the continued acceptance of the Company's internally managed and funded leasing program which has been in effect since January, 1996. The Company believes its customers will continue to take advantage of its leasing program, and the retention of new leases in its own portfolio is expected to result in an increase in finance income for the remainder of 1997.

As a percentage of service revenues, cost of services increased to 47% for the quarter and six months ended June 30, 1997, as compared to 43% and 44% for the same periods respectively, last year. As the Company grows its subscriber base and develops its monitoring capabilities, it has continued to invest in its current service infrastructure to enhance its ability to provide caring service for its subscribers. These expenditures have been directed primarily toward systems enhancements and improvements. The Company is also continuing to make capital expenditures on its headquarters' response center infrastructure and systems. Total expenditures for the Company's primary monitoring facility are expected to be approximately $9 million, the majority of which is expected to be expended during 1997. These expenditures are not expected to have an impact on 1997 results of operations as the systems are not expected to be placed in service until 1998. However, cost of services in 1998 and in future years is expected to be impacted by the depreciation of these investments. As previously reported, the Company has established goals for productivity improvements and other cost reductions and is exploring other opportunities to offset the impact of these investments.

Cost of sales was 25% of product sales for the three months ended June 30, 1997, compared with 33% for the same period a year ago. For the six months ended June 30, 1997, cost of sales was 28% of product sales, compared with 34% for the six months ended June 30, 1996. The significant improvement is largely attributable to continued utilization of new technology which reduced product costs, improvements in manufacturing processes, and the enhanced reliability of the Company's product which reduced the warranty costs compared to 1996 levels. The Company does not expect to maintain cost of sales as a percentage of product sales at this level for the remainder of 1997 but expects an improved performance over 1996.

Selling, general, and administrative expenses remained constant at 47% of total revenues during the three months ended June 30, 1997 and 1996. For the six months ended June 30, 1997 selling, general, and administrative expenses increased to 48% of total revenues from 47% for the same period in 1996. Actual second quarter selling, general, and administrative expenditures increased $0.5 million to $6.7 million from $6.2 million for the same period in 1996, and for the six months ended June 30, 1997, selling, general, and administrative expenses were $13.3 million, an increase of $1.8 million from $11.5 million for year to date 1996. The overall increase was due to increased salaries and related fringe benefits from the Company's larger employee base, in support of the growth of the Company, up nearly 120 employees from the same period in 1996; the inclusion of administrative costs associated with the July, 1996 acquisition of CareTel, Inc. of Ontario, Canada; and increased spending associated with sales and marketing strategies.

Research and development expenses were 3% of total revenues for the three and six months ended June 30, 1997 as compared to 4% for the three and six month periods ended June 30, 1996. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at approximately a consistent percentage of total revenues through 1997.

The Company's effective tax rate was 39.5% for the three and six months ended June 30, 1997, versus 41% for the comparable periods in 1996. The decrease is due to tax benefits from tax-exempt securities, however the Company believes that its tax rate will increase in future periods as a result of lower amounts invested in such securities due to the Company's anticipated use of cash in 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, cash and cash equivalents decreased $1.3 million to $1.7 million at June 30, 1997 from $3.0 million at December 31, 1996. The net decrease in cash and cash equivalents resulted from the continued investment of excess cash in longer-term marketable securities consistent with the Company's investment policy for its cash and temporary investments. The Company's portfolio of cash, cash equivalents, and investments remained relatively consistent at $13.2 million and $13.3 million at June 30, 1997 and December 31, 1996, respectively. The Company's profitable results of operations and the repayment of a $250,000 note by the Company's Chief Executive Officer in February, 1997 helped to offset the expenditures for additional investments in property and equipment of $4.5 million and $.5 million of treasury stock.

In January, 1997, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock from time to time in the open market for general corporate purposes. The Company has purchased 30,700 shares directly from the Company's Chief Executive Officer through June 30, 1997 for $0.5 million and an additional 30,000 shares in July, 1997 for $0.6 million, as part of this program. These shares were purchased from the Chief Executive Officer partly in connection with the repayment of the $250,000 note and associated tax expenses.

In November, 1995 the Company secured a $4.0 million line of credit effective in January, 1996. During 1996, the term of the credit facility was extended until December, 1997. This credit agreement contains a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the Company's capacity to secure additional debt financing. No amounts were outstanding as of June 30, 1997.

In 1997, the Company expects to use a significant amount of its cash and marketable securities as it continues to invest in its information systems infrastructure. The Company anticipates it will spend approximately $9 million as it develops a flexible, scaleable, and fault tolerant response center platform at its headquarters to support its growing subscriber base. While the new platform is anticipated to be placed in service after 1997, the majority of the outlays will be expended during 1997, principally pursuant to development agreements entered into with third party vendors.

Given the Company's current cash, marketable securities, credit availability, and revenue levels, funding requirements for operations and in support of future growth are expected to be met primarily from existing liquid assets, operating cash flow, and existing borrowing facilities. The Company expects these sources will be sufficient to finance the requirements of its investments in its information systems infrastructure, its internally funded lease financing program, stock repurchases, other investments in support of its current business, and any potential acquisitions through 1997. Additional financing alternatives are currently being evaluated and may be pursued if deemed appropriate.

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 for the fiscal year ended December 31, 1997. Had the Company computed EPS consistent with the provisions of SFAS 128, there would be no material impact in the calculation of basic and diluted EPS to the earnings per share amount reported for the three and six months ended June 30, 1997 and 1996.

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

The Company sells a significant portion of its products to healthcare providers which establish their own Lifeline programs. These healthcare providers typically rent, rather than sell, the Lifeline products to subscribers and accordingly following such time as a product is no longer used by a subscriber, it is returned to the healthcare provider and becomes available for rent to another subscriber. As a result of this use and reuse of the Company's products, sales of such products are dependent on growth in the number of subscribers and on the ability of the Company to encourage its healthcare provider customers to replace their existing inventory by continuing to enhance its products with new features.

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on May 21, 1997. The stockholders of the Company elected members of the Board of Directors and ratified the selection of Coopers and Lybrand L.L.P. as the Company's auditors for 1997.

                                             NUMBER OF SHARES OF COMMON STOCK
                                             --------------------------------

                                                                        BROKER
                                           FOR     AGAINST  ABSTAINED  NON-VOTES
                                        ---------  -------  ---------  ---------

Ronald Feinstein                        5,041,927      -0-     47,222     N/A
Joseph E. Kasputys, Ph.D                5,041,248      -0-     47,901     N/A

Selection of Coopers & Lybrand L.L.P.   5,072,039    9,872      7,238     N/A


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K-No reports on Form 8-K were filed for the three months ended June 30, 1997.

     (b) Exhibits - The Exhibit which is filed with this Report or which is incorporated herein by reference is set forth in the Exhibit Index which appears on page 14 hereof.

                            LIFELINE SYSTEMS, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 7, 1997                              LIFELINE SYSTEMS, INC.
--------------                              ----------------------
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

Exhibit No.             Exhibit                      SEC Document Reference
-----------             -------                      ----------------------

Exhibit 11.    COMPUTATION RE EARNINGS PER SHARE

                                                                       Three months ended             Six months ended
                                                                            June 30,                       June 30,
                                                                    -------------------------       -------------------------
                                                                        1997           1996               1997      1996
                                                                        ----           ----               ----      ----
 Primary:
 --------
 Weighted average shares outstanding                                   5,726          5,683              5,716     5,732
 Net effect of dilutive common stock
   equivalents based on the treasury method                              526            503                538       480
 Effect of treasury shares purchased                                     (13)             -                 (6)      (24)
 Effect of treasury shares issued                                          -              -                  -         1
                                                                      ------         ------             ------    ------
    Total                                                              6,239          6,186              6,248     6,189
                                                                      ======         ======             ======    ======

 Net income                                                           $1,226         $1,065             $2,181    $1,755
                                                                      ======         ======             ======    ======

 Net income per common share                                          $ 0.20         $ 0.17             $ 0.35    $ 0.28
                                                                      ======         ======             ======    ======

 Fully diluted:
 --------------

 Weighted average shares outstanding                                   5,726          5,683              5,716     5,732
 Net effect of dilutive common stock
   equivalents based on the treasury method                              552            503                565       501
 Effect of treasury shares purchased                                     (13)             -                 (6)      (24)
 Effect of treasury shares issued                                          -              -                  -         1
                                                                      ------         ------             ------    ------
    Total                                                              6,265          6,186              6,275     6,210
                                                                      ======         ======             ======    ======

 Net income                                                           $1,226         $1,065             $2,181    $1,755
                                                                      ======         ======             ======    ======

 Net income per common share                                          $ 0.20         $ 0.17             $ 0.35    $ 0.28
                                                                      ======         ======             ======    ======

 Exhibit 27.  FINANCIAL DATA SCHEDULE             FILED ELECTRONICALLY