Form 10-Q
period 1997-09-30
LIFELINE SYSTEMS INC
filed 1997-11-10
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997       Commission File Number 0-13617

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


Number of shares outstanding of this issuer's class of common stock as of October 31, 1997: 5,782,129

                            LIFELINE SYSTEMS, INC.
                                     INDEX


                                                                      PAGE
PART  I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

   Consolidated Balance Sheets - September 30, 1997
       and December 31, 1996                                            3

   Consolidated Statements of Income - Three and nine months
       ended September 30, 1997 and 1996                                4

   Consolidated Statements of Cash Flows - Nine months
       ended September 30, 1997 and 1996                                5

   Notes to Consolidated Financial Statements                           6

  ITEM 2.

   Management's Discussion and Analysis of Results of
       Operations and Financial Condition                             7-11

PART II.  OTHER INFORMATION

  ITEM 6.

   Exhibits and Reports on Form 8-K                                     12

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                                              September 30,         December 31,
                                                                  1997                  1996
                                                                  ----                  ----
ASSETS
Current assets:
      Cash and cash equivalents                                   $   952               $ 3,030
      Short-term investments                                       10,065                10,318
      Accounts receivable, net                                      6,570                 6,062
      Inventories                                                   1,847                 1,450
      Net investment in sales-type leases                           1,672                 1,278
      Other current assets                                          1,926                 1,675
      Deferred income taxes                                           990                 1,046
                                                           --------------       ---------------
              Total current assets                                 24,022                24,859

      Property and equipment, net                                  13,010                 7,127
      Goodwill, net                                                 2,152                 2,568
      Net investment in sales-type leases                           3,936                 3,160
      Other assets                                                    652                   195
                                                           --------------       ---------------
              Total assets                                        $43,772               $37,909
                                                           ==============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                            $ 1,001               $ 1,063
      Accrued expenses                                              3,283                 2,520
      Accrued payroll and payroll taxes                             1,764                 1,743
      Accrued income taxes                                          1,415                   854
      Deferred revenues                                               743                   812
      Product warranty                                                461                   639
      Other current liabilities                                       374                    47
                                                           --------------       ---------------
              Total current liabilities                             9,041                 7,678

Deferred income taxes                                               2,331                 1,690
Deferred compensation                                               1,196                   896
Other non-current liabilities                                         462                    25

Commitments:
Stockholders' equity:
      Common stock, $.02 par value, 10,000,000 shares
       authorized,  6,350,357 shares issued at
       September 30, 1997 and 6,217,192 shares issued
       at December 31, 1996                                           127                   124
      Additional paid-in capital                                   16,120                15,618
      Retained earnings                                            18,621                15,151
                                                           --------------       ---------------
                                                                   34,868                30,893
      Less: treasury stock at cost, 592,548 shares
        at September 30, 1997 and 532,348 shares at
        December 31, 1996                                          (4,028)               (2,923)
        Notes receivable - officers                                  (100)                 (350)
      Cumulative translation adjustment                                 2                     -
                                                           --------------       ---------------
              Total stockholders' equity                           30,742                27,620
                                                           --------------       ---------------
              Total liabilities and stockholders' equity          $43,772               $37,909
                                                           ==============       ===============

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except for per share data)


                                                            Three months ended                   Nine months ended
                                                               September 30,                       September 30,
                                                  ---------------------------------     ---------------------------------
                                                        1997               1996               1997               1996
                                                        ----               ----               ----               ----
Revenues
      Services                                           $ 8,252            $ 6,350            $23,372            $17,576
      Net product sales                                    5,648              6,073             17,758             18,519
      Finance and rental income                              285                332                854                859
                                                  --------------     --------------     --------------     --------------

                       Total revenues                     14,185             12,755             41,984             36,954
                                                  --------------     --------------     --------------     --------------

Costs and expenses
      Cost of services                                     3,790              2,710             10,828              7,656
      Cost of sales                                        1,461              1,954              4,822              6,164
      Selling, general, and administrative                 6,486              5,895             19,740             17,360
      Research and development                               433                440              1,321              1,394
                                                  --------------     --------------     --------------     --------------

                       Total costs and expenses           12,170             10,999             36,711             32,574
                                                  --------------     --------------     --------------     --------------

Income from operations                                     2,015              1,756              5,273              4,380
Other income, net                                            114                171                459                520
                                                  --------------     --------------     --------------     --------------

Income before income taxes                                 2,129              1,927              5,732              4,900
Provision for income taxes                                   840                791              2,262              2,009
                                                  --------------     --------------     --------------     --------------

Net income                                               $ 1,289            $ 1,136            $ 3,470            $ 2,891
                                                  ==============     ==============     ==============     ==============

Net income per common share:
      Primary                                              $0.21              $0.18              $0.56              $0.47
                                                         =======            =======            =======            =======
      Fully diluted                                        $0.21              $0.18              $0.55              $0.46
                                                         =======            =======            =======            =======

Weighted average common and
 common equivalent shares outstanding:
      Primary                                              6,250              6,191              6,252              6,192
                                                         =======            =======            =======            =======
      Fully diluted                                        6,250              6,275              6,259              6,300
                                                         =======            =======            =======            =======

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                              Nine months ended
                                                                                September 30,
                                                                      --------------------------------
                                                                           1997               1996
                                                                           ----               ----
Cash flows from operating activities:
     Net income                                                             $ 3,470            $ 2,891
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                       2,853              2,279
          Deferred compensation                                                 300                276
          Deferred income tax provision                                         697                  -
     Changes in operating assets and liabilities:
          Accounts receivable                                                  (511)               614
          Inventories                                                          (397)              (554)
          Net investment in sales-type leases                                (1,170)              (785)
          Other assets                                                         (708)              (296)
          Other current and noncurrent liabilities                            1,243              1,808
          Accrued income taxes                                                  561                421
                                                                      -------------      -------------
               Net cash provided by operating activities                      6,338              6,654
                                                                      -------------      -------------
Cash flows from investing activities:
     Sales and maturities of investments                                      8,682              1,500
     Purchases of investments                                                (8,429)            (3,124)
     Additions to property and equipment                                     (8,345)            (3,204)
     Payment for business acquisition                                             -             (1,027)
                                                                      -------------      -------------
               Net cash used in investing activities                         (8,092)            (5,855)
                                                                      -------------      -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                     505                215
     Purchase of treasury stock                                              (1,107)            (1,337)
     Issuance of treasury stock                                                   2                 98
     Repayment of note receivable, officer                                      250                  -
                                                                      -------------      -------------
               Net cash used in financing activities                           (350)            (1,024)
                                                                      -------------      -------------

Effect of foreign exchange on cash                                               26                  -
Net decrease in cash and cash equivalents                                    (2,078)              (225)
Cash and cash equivalents at beginning of period                              3,030              3,490
                                                                      -------------      -------------
Cash and cash equivalents at end of period                                  $   952            $ 3,265
                                                                      =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of September 30, 1997, the consolidated results of its operations for the three and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996.

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

     The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

2.   Details of certain balance sheet captions are as follows (in thousands):

                                                     September      December 31,
                                                       1997            1996
                                                     ----------     -----------
Inventories:
     Purchased parts and subassemblies                   $978            $797
     Work-in-process                                      490             392
     Finished goods                                       379             261
                                                     ----------     -----------
                                                      $ 1,847         $ 1,450
                                                     ==========     ===========
Property and equipment:
     Equipment                                        $10,292         $ 9,099
     Equipment leased to others                         6,971           5,218
     Capital in progress                                5,928             687
     Equipment under capital leases                     1,035           1,035
     Leasehold improvements                               751             692
     Furniture and fixtures                               635             574
                                                     ----------     ----------
                                                       25,612          17,305
     Less accumulated depreciation and
     amortization                                     (12,602)        (10,178)
                                                     ----------     ----------
                                                      $13,010         $ 7,127
                                                     ==========     ==========

3. In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share
     (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 for the fiscal year ended December 31, 1997. Had the Company computed EPS consistent with the provisions of SFAS 128, there would be no material impact in the calculation of basic and diluted EPS to the earnings per share amounts reported for the three and nine months ended September 30, 1997 and 1996.

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

RESULTS OF OPERATIONS

Total revenues for the three months ended September 30, 1997 were $14.2 million, an increase of 11% compared with total revenues of $12.8 million for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, total revenues were $42.0 million, up 14% as compared to revenues of $37.0 million during the same period in 1996.

For the quarter ended September 30, 1997, service revenues comprised 58% of total revenues and grew to $8.3 million from $6.4 million for the same period in 1996, an increase of 30%. For the nine months ended September 30, 1997 service revenues increased 33% to $23.4 million as compared to $17.6 million for the nine months ended September 30, 1996. Service revenues comprised 56% of total year-to-date revenues, up from 48% during the same period in 1996. This is due to the 24% increase in the number of subscribers the Company monitored to 184,000, up from 148,000 at September 30, 1996. The Company's ability to sustain or increase the current level of service revenue growth in the long run depends on its ability to expand the market for its personal response services and convert additional locally monitored programs to the services provided by Lifeline. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and physically challenged will be a factor in meeting this challenge.

Product sales were $5.6 million for the three months ended September 30, 1997, a 7% decrease from $6.1 million for the three months ended September 30, 1996.
For the nine months ended September 30, 1997, product sales decreased 4% to $17.8 million from $18.5 million during the same period in 1996. Equipment sales have continued to decline as a result of the Company's strategy of combining service and hardware offerings to support the transition to a service oriented business. The Company expects continued declining product sales in future periods as it proceeds with the strategy of packaging products and services into a single service offering.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, decreased 14% for the third quarter of 1997 to $285,000, from $332,000 for the third quarter of 1996. This decline was due to an unusually high number of leases expiring in the third quarter of 1996 that resulted in higher rental income, which is derived from the short-term rental of equipment from expired leases until such time the equipment is returned to the Company. The decline in rental income in 1997 is offset in part by an increase in finance income from leases maintained in the Company's portfolio. For the nine months ended September 30, 1997 finance and rental income remained consistent with the nine months ended September 30, 1996 at $854,000 and $859,000, respectively. The Company believes its customers will continue to take advantage of its leasing program, and the retention of new leases in its own portfolio is expected to result in finance income which is consistent with 1996 levels for the remainder of 1997.

As a percentage of service revenues, cost of services increased to 46% for the quarter and nine months ended September 30, 1997, as compared to 43% and 44% for the same periods in 1996, respectively. The Company's continued investment in personnel and systems enhancements in support of its current service infrastructure has resulted in higher cost of services in 1997. These expenditures have enabled the Company to continue to provide a high level of service to its increasing subscriber base. The Company also continued to make capital expenditures on its headquarters' response center infrastructure and systems. Total expenditures for the Company's information systems infrastructure at its primary monitoring facility are expected to be between $9 and $10 million, the majority of which is expected to be expended during 1997. These expenditures are not expected to have an impact on 1997 results of operations as the platform is not expected to be placed in service until 1998. However, cost of services in 1998 and in future years is expected to be impacted by the depreciation of these investments. The Company has established goals for productivity improvements and other cost reductions to offset the impact of these investments; however, the Company does not expect that any such product improvements and cost reductions will have an impact until 1999.

Cost of sales improved to 26% of product sales for the three months ended September 30, 1997, compared with 32% for the same period a year ago. For the nine months ended September 30, 1997, cost of sales was 27% of product sales, compared with 33% for the nine months ended September 30, 1996. The significant improvement is largely attributable to continued utilization of new technology which reduced materials costs, improvements in manufacturing processes, and the enhanced reliability of the Company's product which reduced the warranty costs compared to 1996 levels. The Company expects to maintain cost of sales as a percentage of product sales at approximately this level for the remainder of 1997.

Selling, general, and administrative expenses remained constant at 46% and 47% of total revenues during the three and nine month periods ended September 30, 1997 and 1996. The $2.4 million increase in actual expenses to $19.7 million in 1997 from $17.3 million in 1996, however, was primarily due to the Company's larger employee base. This resulted in an increase in salaries and related fringe benefits as compared to the same period in 1996. Also, increased spending associated with the Company's sales and marketing strategies and the inclusion of a full year of costs associated with the July, 1996 acquisition of CareTel, Inc. of Ontario, Canada attributed to the overall increased spending.

Research and development expenses were 3% of total revenues for the three months ended September 30, 1997 and 1996. For the nine months ended September 30, 1997, research and development expenses were 3% of total revenues as compared to 4% for the nine month period ended September 30, 1996. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at approximately a consistent percentage of total revenues through 1997.

The Company's effective tax rate was 39.5% for the three and nine months ended September 30, 1997, versus 41% for the comparable periods in 1996. The decrease is due to tax benefits from tax-exempt securities, however the Company believes that its tax rate will increase in future periods as a result of lower amounts invested in such securities due to the Company's anticipated use of cash in 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997, the Company's portfolio of cash, cash equivalents, and investments decreased $2.3 million to $11.0 million
at September 30, 1997 from $13.3 million at December 31, 1996.   The net
decrease resulted from continued expenditures in the Company's information systems infrastructure. The Company anticipates it will spend between $9 and $10 million as it develops a flexible, scaleable, and fault tolerant response center platform at its primary monitoring facility to support its growing subscriber base. While the new platform is anticipated to be placed in service after 1997, the majority of the outlays will be expended during 1997, principally pursuant to development agreements entered into with third party vendors. As of September 30, 1997, the Company has expended $5.0 million dollars on the new platform. Additional expenditures for other investments in property and equipment and the purchase of $1.1 million of treasury stock also contributed to the decrease in cash, cash equivalents and investments. These expenditures were in part offset by the Company's profitable results of operations and the repayment of a $250,000 note by the Company's Chief Executive Officer in February, 1997.

In January, 1997, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock from time to time in the open market for general corporate purposes. The Company has purchased 60,700 shares directly from the Company's Chief Executive Officer through September 30, 1997 for $1.1 million as part of this program. These shares were purchased from the Chief Executive Officer partly in connection with the repayment of the $250,000 note and associated tax expenses.

In November, 1995 the Company secured a $4.0 million line of credit effective in January, 1996. During 1996, the term of the credit facility was extended until December, 1997. This credit agreement contains a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the Company's capacity to secure additional debt financing. No amounts were outstanding as of September 30, 1997.

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

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which is effective for fiscal years ending after December 15, 1997, including interim periods. SFAS 128 requires the presentation of basic and diluted earnings per share (EPS). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. The Company will adopt SFAS 128 for the fiscal year ended December 31, 1997. Had the Company computed EPS consistent with the provisions of SFAS 128, there would be no material impact in the calculation of basic and diluted EPS to the earnings per share amounts reported for the three and nine months ended September 30, 1997 and 1996.

In September, 1997, the Company signed a letter of intent to lease an 82,000 square foot facility in Framingham, MA for its corporate headquarters. If renovation of the building is completed, the Company expects to relocate in 1998. The Company is currently evaluating possible alternatives for its existing lease.

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

The Company may experience risks and uncertainties associated with the development of new information technology. These include the risks that such development effort may not be completed on schedule, or at all, or within budget, or that future developments in information technology will render the Company's system non-competitive; the risks that the Company does not realize the intended benefits from the new system, once completed; and the uncertainty associated with the substantial commitment of funds to the development effort, including the risk that the Company will have available significantly less cash to finance its operations, other capital expenditures and future growth, including acquisitions.

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

The Company's equipment sales have continued to decline as a result of the Company's strategy of combining service and hardware offerings to support the transition to a service oriented business. There can be no assurance that service revenue will increase at a rate sufficient to offset the expected decrease in equipment sales.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K-No reports on Form 8-K were filed for the three months ended September 30, 1997.

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



November 6, 1997                              LIFELINE SYSTEMS, INC.
----------------                              ----------------------
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


EXHIBIT NO.         EXHIBIT             SEC DOCUMENT REFERENCE
-----------         -------             ----------------------


EXHIBIT 11.   COMPUTATION RE EARNINGS PER SHARE

                                                         September 30,                September 30,
                                                    ----------------------         ---------------------
                                                     1997            1996            1997          1996
                                                     ----            ----            ----          ----
PRIMARY:
-------

Weighted average shares outstanding                  5,759           5,689           5,741        5,736
Net effect of dilutive common stock
  equivalents  based on the treasury method            511             528             530          496
Effect of treasury shares purchased                    (20)            (32)            (19)         (43)
Effect of treasury shares issued                       -                 6             -              3
  Total                                              6,250           6,191           6,252        6,192
                                                   -------         -------          -------     -------
Net income                                          $1,289          $1,136           $3,470      $2,891
                                                   =======         =======          =======     =======
Net income per common share                         $ 0.21          $ 0.18           $ 0.56      $ 0.47
                                                   =======         =======          =======     =======

FULLY DILUTED:
-------------

Weighted average shares outstanding                  5,759           5,689            5,741       5,736
Net effect of dilutive common stock
  equivalents based on the treasury method             511             612              537         604
Effect of treasury shares purchased                    (20)            (32)             (19)        (43)
Effect of treasury shares issued                       -                 6              -             3
                                                   -------         -------          -------     -------
  Total                                              6,250           6,275            6,259       6,300
                                                   =======         =======          =======     =======
Net income                                          $1,289          $1,136           $3,470      $2,891
                                                   =======         =======          =======     =======

Net income per common share                         $ 0.21          $ 0.18           $ 0.55      $ 0.46
                                                   =======         =======          =======     =======

EXHIBIT 27.   FINANCIAL DATA SCHEDULE FILED ELECTRONICALLY.