Form 10-K405
period 1997-12-31
LIFELINE SYSTEMS INC
filed 1998-03-19
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1997              Commission File Number 0-13617

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.  Yes   X    No _____
                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 27, 1998, 5,792,862 shares of the Registrant's Common Stock were outstanding and the aggregate market value as of such date of such Common Stock held by non-affiliates of the Registrant was approximately $125,300,000.

                              __________________

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 20, 1998 are incorporated by reference into
     Part III hereof.

Exhibit index is located on pages 40 through 44 of this Report.

                                    PART I


ITEM 1.   BUSINESS

  GENERAL

     Lifeline Systems, Inc. (the "Company") provides 24-hour personal response monitoring services to its subscribers, primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals. These subscribers communicate with the Company through products designed, manufactured and marketed by the Company, consisting principally of a communicator which connects to the telephone line in the subscriber's home and a personal help button, which is worn or carried by the individual subscriber and which, when activated, initiates a telephone call from the subscriber's communicator to the Company's central monitoring facilities. The Company believes it is a major provider of such services.

  BUSINESS DEVELOPMENTS

     In November, 1997, the Company entered into a ten-year lease for an 84,000 square foot facility in Framingham, MA which will serve as its corporate headquarters. The Company intends to move from its current headquarters to this facility in late 1998. Annual rental payments under the lease approximate $775,000. The lease contains two five-year options to renew at the end of the initial lease term. The Company is currently evaluating possible alternatives to minimize the remaining obligations under its existing lease.

     In December, 1997, the Company announced a one-time reorganization charge of approximately $4.3 million, or $0.43 per diluted share on an after-tax basis, to account for its approximately $11 million investment in technology for a new call center platform, the relocation of the Company's corporate headquarters from its current Cambridge, MA facility to a new facility in Framingham, MA, and other initiatives to lower operating costs. The reorganization charge reflected costs associated with decommissioning the current call center system, rental commitments and other costs associated with its current facility, employee severance and benefits, and the write down of impaired goodwill.

  INDUSTRY SEGMENTS

     The Company operates in one industry segment. Its operations consist of providing personal response services associated with those products it designs, manufactures, and markets. Foreign revenues, from Canada, comprised less than 10% of the Company's total revenues in 1997, and the Company has no significant tangible assets in foreign countries.

  THE LIFELINE SERVICE

     The Company's principal offering, called LIFELINE(R), consists of a monitoring service utilizing equipment manufactured by the Company. The Company's monitoring service is a personal response service which provides 24-hour monitoring and personalized support to elderly individuals with medical or age-related conditions and to physically challenged individuals throughout the United States and Canada. Through use of the LIFELINE service, individuals in need of help are able to signal monitoring personnel in one of the Company's response centers. These trained monitors identify the nature and extent of the subscriber's particular need and manage the situation by notifying the subscriber's friends, neighbors, and/or emergency personnel, as set forth in a predetermined protocol established by the subscriber. The Company also offers a supportive home monitoring service which emphasizes social support for elderly individuals who live alone.

     The equipment used for the LIFELINE service includes a communicator, which connects to the telephone line in the subscriber's home and a personal help button, which is worn or carried by the individual subscriber. When pressed, the personal help button sends a radio signal to the communicator; the communicator automatically dials a response center where monitoring personnel answer the call and dispatch the designated responders, typically a friend or relative of the subscriber and/or emergency service, when help is needed. Most of the time, however, subscribers' calls require reassurance and support as a result of isolation or loneliness.

     The Company's primary monitoring center in Cambridge, Massachusetts is supported by its proprietary CORMIS software,. CORMIS receives incoming signals from subscribers' communicators, matches and retrieves the appropriate subscriber data records from a central database, and routes both the call and the data record to monitoring personnel in the Lifeline Response Center. The Company has made a significant investment in a new call center platform to replace CORMIS. This new call center platform is expected to become operational in late 1998.

     In the past, the Company offered its customers, typically healthcare providers which established their own Lifeline programs, two alternatives for providing the LIFELINE monitoring service: they could utilize the Lifeline Response Center to perform their monitoring or they could perform their own monitoring locally using equipment and software manufactured by the Company. Although the Company continues to service equipment for customers who perform their own monitoring, the Company no longer markets the equipment necessary for new providers to monitor their own subscribers. New providers outsource their monitoring activities to a Lifeline monitoring center to service their subscribers.

     Lifeline also provides its local programs with a comprehensive set of monitoring and business support services which reduce the program management responsibilities and administrative burden associated with a local monitoring center. In addition, the Company also provides the LIFELINE service directly to subscribers in the United States and to subscribers in Canada who do not have access to a local Lifeline program.

     The Company offers several versions of its communicators. All models currently available provide two-way voice communication over a speaker between the subscriber and the response center as well as other features. All of the Company's current models also offer the RSVP feature, which allows the subscriber to answer routine telephone calls by pushing the personal help button. The Company believes that the product line offers customers flexibility in terms of price and functionality.

  CUSTOMERS

     The Company primarily markets its services and products to hospitals, institutions, and other service providers in a variety of healthcare related fields. Hospitals, however, have historically been the Company's primary market. The Company believes that hospitals offer Lifeline's services and products to capture revenues from the sale of the service, improve healthcare for the communities they serve, enhance community relations, market other hospital services to the subscriber base, and/or contain healthcare costs by facilitating early discharge from the hospital and reducing the need for nursing home care.

  SALES AND MARKETING

     The Company sells its services and products through a direct sales organization in the United States and Canada.

     In support of the sales effort, the Company's sales professionals assist the Company's institutional customers in developing a marketing plan for the Lifeline program, monitoring progress against that plan, and providing training to the customer's staff on the management of their local Lifeline program. Programs' marketing plans typically address the introduction of Lifeline's services to key decision makers and service providers within the customer's organization; the planning and delivery of presentations to community responders such as police, fire, and medical emergency professionals; and the development of local referral networks of elder care and other service organizations to position the LIFELINE service as part of a continued care plan. Lifeline personnel also provide continuing operational support, ongoing consultation, and program evaluations.

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

  PATENTS, LICENSES AND TRADEMARKS

     The Company considers its proprietary know-how with respect to the development, manufacture, and marketing of its personal response services to be a valuable asset. Due to rapid technological changes that characterize the industry, the Company believes that continued development of new services and products, the improvement of existing services and products, and patent and license protection are important in maintaining a competitive advantage.

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

  RESEARCH AND DEVELOPMENT

     Research and development continues to be an important strategic element for the Company and is geared toward enhancing and augmenting the Company's products and services. Research and development expenses were $1,709,000, $1,771,000, and $1,701,000, for the years ended December 31, 1997, 1996, and
  1995, respectively.

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

     None of the Company's business is subject to renegotiation of profits or termination of contract by the government, nor is it impacted by any existing environmental laws.

  COMPETITION

     The Company believes that it is a major provider of personal response services and products. Other companies offer services and products competitive with those offered by the Company. These companies offer personal response services on a regional or national basis through both healthcare providers and directly to the subscribers themselves.

     Although price is a competitive factor, the Company believes that its customers' main considerations in choosing a personal response service are the high quality of service and product performance and reliability; customer support and service; and reputation and experience in the industry. The Company believes it competes favorably with respect to these factors.

  EMPLOYEES

     As of February 28, 1998 the Company employed approximately 535 full-time and permanent part-time employees. None of the Company's employees is represented by a collective bargaining unit, and the Company believes its relations with its employees are good.


ITEM 2.   PROPERTIES

     The Company leases a portion of a facility in Cambridge, Massachusetts which serves as its corporate headquarters including its manufacturing and U.S.-based monitoring operations. The lease includes two five-year options to renew at the end of the initial ten-year lease term. The Company leases facilities in other locations to support its field and Canadian operations.

     In November, 1997, the Company entered into a ten-year lease for an 84,000 square foot facility in Framingham, MA for its corporate headquarters. The Company intends to occupy this new facility in late 1998 and to vacate its Cambridge facility at that time. Annual rental payments under the lease approximate $775,000. The lease contains two five-year options to renew at the end of the initial lease term. The Company is currently evaluating possible alternatives for its existing lease.


ITEM 3.   LEGAL PROCEEDINGS

  The Company is not party to any material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

  EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information regarding the executive officers of the Company as of December 31, 1997:

       Name                             Position                      Age
------------------  ------------------------------------------------  ---

L. Dennis Shapiro   Chairman of the Board                              64
Ronald Feinstein    President, Chief Executive Officer
                    and Director                                       51
Dennis M. Hurley    Vice President, Finance,
                    Chief Financial Officer, Treasurer                 51
Heather E. Edelman  Vice President, Human Resources                    50
John D. Gugliotta   Vice President, Operations                         50
Thomas E. Loper     Vice President, Customer Care                      48
Richard M. Reich    Vice President, Technology and Advanced Services   50
Donald G. Strange   Vice President, Sales and Marketing                51
Norman B. Asher     Clerk                                              71

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

  Norman B. Asher has been the Clerk of the Company since July, 1978 and from 1965 until December, 1997 was a partner of the law firm of Hale and Dorr LLP, which has been general counsel to the Company since 1976.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


Quarterly Market Information and Related Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "LIFE." On February 27, 1998, the Company had 473 shareholders of record.

The table below reflects the high and low sales prices for 1997 and 1996.

                                                            High         Low
1997      First Quarter                                  $  19.13     $  16.50
          Second Quarter                                    20.50        16.00
          Third Quarter                                     20.50        17.00
          Fourth Quarter                                    25.25        18.00

1996      First Quarter                                  $  12.75     $  10.50
          Second Quarter                                    14.63        11.88
          Third Quarter                                     19.25        11.50
          Fourth Quarter                                    20.50        15.00

During the periods presented, the Company has not paid or declared any cash dividends on its common stock. While the payment of dividends is within the discretion of the Company's Board of Directors, the Company presently expects to retain all of its earnings for use in financing the future growth of the Company.

The Company from time to time issues shares to its employees as part of its bonus program. In 1997, a total of 500 shares were issued under this program.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data

                                                  Years Ended December 31,
                                        ------------------------------------------------
(In thousands, except per share data)    1997      1996     1995      1994      1993
                                         ----      ----     ----      ----      ----
OPERATING RESULTS

     Total revenues                     $ 56,964  $ 50,223  $ 43,379  $ 36,141  $ 30,059
     Income before taxes                   3,921     7,078     5,505     3,413     1,870
     Net income                            2,298     4,176     3,148     1,980     1,085
     Net income per share, diluted      $   0.37  $   0.67  $   0.51  $   0.34  $   0.19
     Diluted weighted average
      shares outstanding                   6,232     6,197     6,115     5,776     5,680


FINANCIAL POSITION(1)

                                                       December 31,
                                        ------------------------------------------------
                                         1997      1996     1995      1994      1993
                                         ----      ----     ----      ----      ----
     Working capital                    $ 12,320  $ 14,003  $ 15,253  $ 14,971  $ 10,469
     Total assets                         42,269    37,909    31,961    28,883    28,327
     Long-term debt                           16        25        32        85       397
     Stockholders' equity                 29,717    27,620    24,289    21,208    19,421

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

RESULTS OF OPERATIONS

1997 Compared with 1996

Total revenues for the year ended December 31, 1997 were $57.0 million, an increase of 14% compared with the $50.2 million recorded in 1996.

Service revenues grew to $32.0 million of the Company's total revenues for the year ended December 31, 1997, compared to $24.2 million for the prior year. Service revenues comprised 56% of the Company's total revenues in 1997 up from 48% in 1996. This increase in revenue reflects the continued success of the Company's strategy to focus on subscriber growth and recurring service revenues. As a result, there was a 26% growth in the number of subscribers the Company monitored to approximately 196,000 at December 31, 1997 from approximately 156,000 at December 31, 1996. The increase in subscribers continues to be driven principally by conversions of locally-monitored programs to centralized monitoring provided by the Lifeline Response Center and growth of the Company's existing programs. The increase in service revenues was also favorably impacted by the Company's strategy of packaging products and services into a single service offering, which resulted in higher per-subscriber service revenue. The Company's ability to sustain the current level of service revenue growth depends on its ability to expand the market for its personal response services and convert additional locally-monitored programs to monitoring service provided directly by Lifeline. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and physically challenged will be a factor in meeting this challenge.

Net product revenues totaled $23.8 million during 1997, representing a 4% decrease over net product revenues in 1996 of $24.9 million. The decrease in 1997 was a result of the decline in the average selling price from 1996 levels because of a change in product mix sold to lower priced products coupled with volume discounts. In January, 1997, the Company introduced the Classic Pendant(TM), a new personal help button designed with particular emphasis on its fashion appeal. This new button did not have a material impact on 1997 product revenue. The Company expects continued declining product sales in future periods as it continues with the strategy of packaging products and services into a single service offering.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, was consistent in 1997 with the $1.1 million recorded in the previous year. While customers continue to take advantage of the Company's leasing program, there was an unusually high number of leases expiring during the year ended December 31, 1996 that resulted in higher rental income in the prior year. Rental income is derived from the short-term rental of equipment from expired leases until such time the equipment is returned to the

Company. The decline in rental income in 1997 was offset in part by an increase in finance income from leases maintained in the Company's portfolio which led to the consistent level achieved. The Company believes that the retention of new leases in its own portfolio will increase finance income in future years.

Cost of services, as a percentage of service revenues, increased to 47% for the year ended December 31, 1997 from 42% for the year ended December 31, 1996. The Company's continued investment in personnel and systems enhancements in support of its current service infrastructure has resulted in higher cost of services in 1997. These expenditures have enabled the Company to continue to provide a high level of service to its increasing subscriber base. As the Company grows its subscriber base and further develops its monitoring capabilities, it continues to make capital expenditures on a new response center platform at its corporate headquarters. Total expenditures for the Company's information systems infrastructure at its primary monitoring facility are expected to be approximately $11 million, of which approximately $7.5 million was expended during 1997. These expenditures did not have an impact on 1997 results of operations since the platform is expected to be placed in service in late 1998. However, cost of services in future years is expected to be impacted by the depreciation of these investments.

For the year ended December 31, 1997, cost of product sales as a percentage of product sales was 28%, versus 33% in the prior year. The improvement is largely attributable to continued utilization of new technology which reduced material costs, improvements in manufacturing processes, and the enhanced reliability of the Company's product which reduced the warranty costs compared to 1996 levels.

Selling, general, and administrative expenses as a percentage of total revenues improved to 45% for the year ended December 31, 1997 from 47% for the year ended December 31, 1996. The $2.0 million increase in actual expenses year-over-year was primarily attributable to the Company's larger employee base in 1997. This resulted in an increase in salaries and related fringe benefits as compared to the year ended December 31, 1996. Also, increased spending associated with the Company's employee recruitment efforts, higher operating costs for the Company's corporate headquarters, enhancements related to information systems, and the inclusion of a full year of costs associated with the July, 1996 acquisition of CareTel, Inc. of Ontario, Canada attributed to the overall increased spending in 1997.

Research and development expenses represented 3% of revenues in 1997 versus 4% in 1996. Research and development efforts are focused on ongoing product improvements, and the Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level.

In December, 1997, the Company announced a one-time reorganization charge of approximately $4.3 million, or $0.43 per diluted share on an after-tax basis to account for its approximately $11 million investment in technology for a new call center platform, the relocation of the Company's corporate headquarters from its current Cambridge, MA facility to a new facility in Framingham, MA, and other initiatives to lower operating costs. As a result, the Company incurred a $4.3 million pre-tax charge to operations for the year ended December 31, 1997. The charge covered $304,000 of costs associated with the write down to fair value of certain call center fixed assets, $1.2 million of costs for the write-down to fair value of certain leasehold improvements and lease commitments on its current facility, $150,000 of costs associated with the write down to fair value of equipment made obsolete from prior years' acquisitions, $842,000 of costs for employee severance and related benefits, and $1.8 million for the write down of impaired goodwill.

The Company's effective tax rate was 41.4% for 1997, as compared to 41% in 1996. The increase in the Company's rate was largely attributable to the nondeductibility of the write down of the Canadian portion of goodwill and a higher Canadian tax rate.

1996 Compared with 1995

Total revenues for the year ended December 31, 1996 were $50.2 million, an increase of 16% compared with the $43.4 million recorded in 1995.

Service revenues represented $24.2 million of the Company's total revenues for the year ended December 31, 1996, compared to $18.6 million for the prior year. This 30% increase in service revenues was driven primarily by a 30% increase in subscribers, to approximately 156,000 at December 31, 1996, from nearly 120,000 at the end of 1995. Service revenues comprised 48% of the Company's total revenues in 1996 compared to 43% in 1995 which was consistent with the Company's continued transition to a service-oriented business, with its focus on developing its base of subscribers and generating recurring service revenues. The increase in subscribers in 1996 was driven by conversions of locally-monitored programs to centralized monitoring by the Company, growth of the Company's existing programs, and by the Company's acquisition of CareTel, Inc. in July, 1996 which contributed nearly 3,000 subscribers.

Net product revenues totaled $24.9 million during 1996, representing a 6% increase over product revenues in 1995 of $23.4 million. The 1996 results benefited from an entire year of sales of the CarePartner(TM) line, the first models of which were introduced in September, 1995. The increase in volume attributed to this line was partially offset by a decline in the average selling price. The average selling price decreased because of product and service price offerings in support of the Company's strategy to grow recurring service revenue while maintaining product sales. The Company introduced the CarePartner Telephone(TM) during the third quarter of 1996, which replaced the Company's CommuniCatorPlus(TM). This version of the Company's full-function speaker telephone incorporates digital speech technology, called VoiceAssist(TM), which provides special features for those with visual or hearing limitations, clarifies alarm messages, and instructs users in a friendly, reassuring manner. This product did not have a material impact on 1996 product revenues.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, decreased $.2 million to $1.1 million in 1996 from $1.3 million in 1995. The decline was attributable to the overall aging of the lease portfolio existing when the Company transitioned to an arrangement with a third-party leasing agent, beginning in January, 1994. Although this arrangement provided cash flow benefits during 1994 and 1995, in January, 1996 the Company terminated this arrangement and introduced a more customer-focused, internally managed and funded leasing program.

Cost of services, as a percentage of service revenues, increased to 42% for the year ended December 31, 1996 from 40% for the year ended December 31, 1995. The increased cost was attributable to the Company's investment in personnel and systems supporting its growing service infrastructure. As the Company grows its subscriber base and develops its monitoring capabilities, it expects to continue to invest in its service infrastructure to enhance its ability to provide caring service for its subscribers. These investments are expected to be directed primarily toward systems enhancements and improvements.

For the year ended December 31, 1996, cost of product sales as a percentage of product sales was 33%, versus 36% in the prior year. This decrease was due largely to improvements in manufacturing processes and the application of new technology which reduced product costs.

Selling, general, and administrative expenses as a percentage of revenues decreased slightly to 47% for the year ended December 31, 1996 from 48% for the year ended December 31, 1995. The dollar increase in actual expenses to $23.9 million in 1996 from $21.0 million in 1995 was largely attributable to expenditures related to enhancements to information systems, salaries, and related fringe benefits due to the overall increase of the Company's employee base; market development and promotional strategies aimed at the healthcare channel and related referral networks; and the additional administrative expenses associated with the acquisition of CareTel, Inc. in the third quarter of 1996.

Research and development expenses represented 4% of revenues in 1996 and in 1995. Research and development efforts are focused on ongoing product improvements.

The Company's effective tax rate was 41% for 1996, as compared to 43% in 1995. The reduction in the Company's rate was largely due to the impact of tax-exempt income from the Company's marketable securities portfolio and utilization of a subsidiary with favorable tax status.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1997, the Company's portfolio of cash, cash equivalents, and investments decreased $5.4 million to $7.9 million at December 31, 1997 from $13.3 million at December 31, 1996. The net decrease resulted from continued expenditures for the Company's information systems infrastructure. The Company anticipates it will spend approximately $11.0 million as it develops a flexible, scaleable, and fault tolerant response center platform at its primary monitoring facility to support its growing subscriber base. While the new platform will be placed in service after 1997, approximately $7.5 million was expended during 1997, principally pursuant to development agreements entered into with third party vendors. In addition, the Company used $1.6 million, net of cash received on leases, to fund its internal leasing program, as compared to $1.2 million in 1996, and a generation of $2.9 million of cash in 1995 from payments received from the Company's existing portfolio of sales-type leases. Also, during 1997 the Company invested $2.8 million in equipment purchases for use in the development and manufacture of its products and services, as well as for Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs. Total expenditures were offset, in part, by the Company's profitable operations in 1997.

In November, 1997, the Company entered into a ten-year lease for an 84,000 square foot facility in Framingham, MA for its corporate headquarters. The Company intends to occupy this new facility in late 1998. Annual rental payments under the lease approximate $775,000. The lease contains two five-year options to renew at the end of the initial lease term. The Company is currently evaluating possible alternatives for its existing lease. The Company expects that it will incur capital expenditures associated with the move.

In January, 1997, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock from time to time in the open market for general corporate purposes. The Company purchased 60,700 shares directly from its Chief Executive Officer during 1997 for $1.1 million as part of this program. These shares were purchased from the Chief Executive Officer partly in connection with the repayment of a $250,000 note receivable and associated tax expenses.

In November, 1995, the Company secured a $4.0 million line of credit effective in January, 1996. During 1997, the term of the credit facility was extended until March, 1998. This credit agreement contains a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the

Company's capacity to secure additional debt financing. No amounts were outstanding as of December 31, 1997. The Company is currently in the process of renegotiating a new line of credit.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow and existing cash and marketable securities. The Company expects these sources will be sufficient to finance the cash needs of the Company through 1998 including the continued investment in its new response center platform, the 1998 move to new corporate headquarters, the 1998 requirements of its internally funded lease financing program and stock repurchases, any potential acquisitions, and other investments in support of its current business.

In June, 1997 the Financial Accounting Standards Board issued Statement No. 130 ("SFAS" 130), "Reporting Comprehensive Income." SFAS 130 requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, SFAS 130 requires that an amount representing total comprehensive income be reported. SFAS 130 will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that the adoption of SFAS 130 will have a material impact on results of operations.

In June, 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS" 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company does not believe that the adoption of SFAS 131 will have a material impact on financial statement disclosures.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

The Company's results are partially dependent on its ability to develop services and products that keep pace with continuing technological changes, evolving industry standards, changing subscriber preferences and new service and product introductions by the Company's competitors. Lifeline's future success will depend on its ability to enhance its existing services and products (including accessories), to introduce new service and product offerings to meet and adapt to changing customer requirements and emerging technologies on a timely basis and to offer such products and services at competitive prices. There can be no assurance that Lifeline will be successful in identifying, developing, manufacturing or marketing new services and products or enhancing its existing services and products on a timely basis or that Lifeline will be able to offer such services and products at competitive prices. Also, there can be no assurance that services, products or technologies developed by others will not render Lifeline's services or products noncompetitive or obsolete.

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

The Company's monitoring operations are concentrated principally in its corporate headquarters facility. Although the Company believes that it has constructed safeguards to protect against system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, the 1998 move to new corporate headquarters, or other similar events or for any other reason, could have a material adverse effect on the Company's results of operations.

The Company's equipment sales have continued to decline as a result of the Company's strategy of combining service and hardware offerings to support the transition to a service oriented business. There can be no assurance that service revenue will increase at a rate sufficient to offset the expected decrease in equipment sales.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in computer programs that have date-sensitive software recognizing a date using "00" as the year 1900 rather than the year 2000. Such errors could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has implemented a formal Year 2000 program to determine the extent of its own Year 2000 problems. As part of this program, the Company is in the process of determining whether its operating systems need modifications to be in compliance with the Year 2000. The Company has not yet fully assessed the Year 2000 compliance expense and related potential effect on the Company's earnings. The Company anticipates that any modifications required to be made to its software systems to comply with the Year 2000 Issue will be completed in a timely manner. The Company has designed its new call center platform to be in compliance with the Year 2000.

The Company has also initiated formal communications with significant suppliers and other key third parties to determine the extent to which the Company is vulnerable to those third parties' failure to resolve their own Year 2000 issue. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(Unaudited)                                                                         Quarter Ended
(Dollars in thousands, except per share data)              Mar 31       Jun 30       Sep 30        Dec 31      Full Year

1997          Total revenues                              $13,556      $14,243       $14,185      $14,980       $56,964

              Net income (loss)                               955        1,226         1,289       (1,172)        2,298

              Net income (loss) per share, diluted        $  0.15      $  0.20       $  0.21      $ (0.20)      $  0.37

1996          Total revenues                              $11,156      $13,043       $12,755      $13,269       $50,223
              Net income                                      690        1,065         1,136        1,285         4,176
              Net income per share, diluted               $  0.11      $  0.17       $  0.18      $  0.21       $  0.67


Report of Independent Accountants

To the Stockholders and Board of Directors of Lifeline Systems, Inc.:

We have audited the accompanying consolidated financial statements and financial statement schedule of Lifeline Systems, Inc. ("The Company") listed in Items 14(a)(1) and 14(a)(2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifeline Systems, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information to be included therein.


                                           /s/ Coopers & Lybrand L.L.P.
                                           ----------------------------
                                           Boston, Massachusetts
                                           February 9, 1998

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                            (Dollars in thousands)

                                                                                                   1997        1996
                                                                                                   ----        ----
ASSETS
Current assets:
    Cash and cash equivalents                                                                  $  2,019     $  3,030
    Short-term investments                                                                        5,850        7,140
    Accounts receivable, net of allowance for doubtful
       accounts of $216 in 1997 and $197 in 1996                                                  7,406        6,062
    Inventories                                                                                   1,375        1,450
    Net investment in sales-type leases                                                           1,444        1,278
    Prepaid expenses and other current assets                                                     1,045        1,675
    Deferred income taxes                                                                         2,209        1,046
       Total current assets                                                                    ---------    ---------
                                                                                                 21,348       21,681

Long-term investments                                                                                 -        3,178
Property and equipment, net                                                                      15,435        7,127
Goodwill, net                                                                                       192        2,568
Net investment in sales-type leases                                                               4,641        3,160
Other assets                                                                                        653          195
                                                                                               ---------    ---------
       Total assets                                                                            $ 42,269     $ 37,909
                                                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                           $  1,352     $  1,063
    Accrued expenses                                                                              1,954        2,520
    Accrued payroll and payroll taxes                                                             1,753        1,743
    Accrued income taxes                                                                            229          854
    Deferred revenues                                                                               714          812
    Product warranty and other current liabilities                                                  702          686
    Accrued restructuring charge                                                                  2,324            -
                                                                                               ---------    ---------
       Total current liabilities                                                                  9,028        7,678

Deferred income taxes                                                                             2,136        1,690
Deferred compensation                                                                               975          896
Other non-current liabilities                                                                       413           25

Commitments:
Stockholders' equity:
    Common stock, $.02 par value, 10,000,000 shares authorized,
      6,375,750 shares issued in 1997 and 6,217,192 shares issued in 1996                           128          124
    Additional paid-in capital                                                                   16,340       15,618
    Retained earnings                                                                            17,449       15,151
                                                                                               ---------    ---------
                                                                                                 33,917       30,893
    Less: treasury stock at cost, 592,548 shares in 1997 and 532,348 shares in 1996              (4,028)      (2,923)
       Notes receivable - officers                                                                 (100)        (350)
       Cumulative translation adjustment                                                            (72)           -
                                                                                               ---------    ---------
       Total stockholders' equity                                                                29,717       27,620
                                                                                               ---------    ---------
       Total liabilities and stockholders' equity                                              $ 42,269     $ 37,909
                                                                                               =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                   (In thousands except for per share data)

                                                  1997       1996       1995
                                                  ----       ----       ----
Revenues
  Services                                    $  32,031  $  24,220  $  18,602
  Net product sales                              23,776     24,864     23,440
  Finance and rental income                       1,157      1,139      1,337
                                              ---------  ---------  ---------

     Total revenues                              56,964     50,223     43,379
                                              ---------  ---------  ---------

Costs and expenses
  Cost of services                               15,133     10,064      7,454
  Cost of sales                                   6,582      8,238      8,500
  Selling, general, and administrative           25,903     23,855     20,959
  Research and development                        1,709      1,771      1,701
  Restructuring charge                            4,310          -          -
                                              ---------  ---------  ---------

     Total costs and expenses                    53,637     43,928     38,614
                                              ---------  ---------  ---------

Income from operations                            3,327      6,295      4,765
                                              ---------  ---------  ---------

Other income (expense)
  Interest income                                   614        790        748
  Interest expense                                  (20)        (7)        (8)
                                              ---------  ---------  ---------

     Total other income, net                        594        783        740
                                              ---------  ---------  ---------

Income before income taxes                        3,921      7,078      5,505
Provision for income taxes                        1,623      2,902      2,357
                                              ---------  ---------  ---------

Net income                                    $   2,298  $   4,176  $   3,148
                                              =========  =========  =========

Net income per weighted average share:
  Basic                                       $    0.40  $    0.74  $    0.56
  Diluted                                     $    0.37  $    0.67  $    0.51

Weighted average shares
  Basic                                           5,736      5,678      5,643
  Diluted                                         6,232      6,197      6,115

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (Dollars in thousands)

                                                        Additional                               Notes    Cumulative           Total
                                      Common Stock         Paid-In    Retained   Treasury   Receivable   Translation   Stockholders'
                                  ---------------------
                                  Shares         Amount    Capital    Earnings     Stock     Officers     Adjustment       Equity
                                  --------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994          5,494,915       $118     $14,533    $ 8,366     ($1,559)     ($250)                  $21,208

Exercise of stock options             177,202          5         423                                                         428
Issuance of stock under employee
 stock purchase plan                   16,053                     88                                                          88
Purchase of treasury stock            (10,000)                                         (122)                                (122)
Sale of stock to officer                8,939                     69                     31       (100)
Issuance of treasury stock              8,500                     48                     30                                   78
Purchase of common stock warrant                                           (539)                                            (539)
Net income                                                                3,148                                            3,148
                                  --------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995          5,695,609        123      15,161     10,975      (1,620)      (350)                   24,289

Exercise of stock options              69,650          1         230                                                         231
Issuance of stock under employee
 stock purchase plan                   15,085                    163                                                         163
Purchase of treasury stock           (103,000)                                       (1,337)                              (1,337)
Issuance of treasury stock              7,500                     64                     34                                   98
Net income                                                                4,176                                            4,176
                                  --------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996          5,684,844        124      15,618     15,151      (2,923)      (350)                   27,620

Exercise of stock options             143,546          4         490                                                         494
Issuance of stock under employee
 stock purchase plan                   15,012                    220                                                         220
Income tax benefit from stock
 options exercised                                                 6                                                           6
Purchase of treasury stock            (60,700)                                       (1,107)                              (1,107)
Issuance of treasury stock                500                      6                      2                                    8
Payment of note receivable by CEO                                                                  250                       250
Cumulative translation adjustment                                                                           ($72)            (72)
Net income                                                                2,298                                            2,298
                                  --------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997          5,783,202       $128     $16,340    $17,449     ($4,028)     ($100)     ($72)        $29,717
                                  ==================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                            (Dollars in thousands)

                                                                     1997      1996      1995
                                                                     ----      ----      ----
Cash flows from operating activities:
  Net income                                                     $  2,298   $  4,176   $ 3,148
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Restructuring charge                                           4,310          -         -
     Depreciation and amortization                                  3,919      3,216     2,231
     Provision for bad debts                                           85        120         -
     Deferred income tax provision (benefit)                         (717)       589      (869)
     Deferred compensation                                             79        446       384
  Changes in operating assets and liabilities:
     Accounts receivable                                           (1,440)      (182)     (961)
     Inventories                                                       75        (56)      117
     Net investment in sales-type leases                           (1,647)    (1,238)    2,963
     Prepaid expenses, other current assets and other assets          171     (1,049)     (331)
     Accounts payable, accrued expenses and other liabilities         112      1,099       509
     Income taxes payable/receivable                                 (625)       529       319
     Accrued restructuring charge                                       -          -      (200)
                                                                 --------   --------   -------
        Net cash provided by operating activities                   6,620      7,650     7,310
                                                                 --------   --------   -------
Cash flows from investing activities:
  Purchases of investments                                         (7,500)   (20,664)   (9,323)
  Sales and maturities of investments                              11,968     19,669         -
  Additions to property and equipment                             (11,886)    (5,033)   (2,709)
  Payment for business acquisition                                      -     (1,146)   (1,000)
                                                                 --------   --------   -------
        Net cash used in investing activities                      (7,418)    (7,174)  (13,032)
                                                                 --------   --------   -------
Cash flows from financing activities:
  Principal payments under long-term obligations                      (59)       (91)     (276)
  Proceeds from stock options exercised and
   employee stock purchase plan                                       720        394       516
  Purchase of common stock warrant                                      -          -      (539)
  Repayment of loan from officer                                      250          -         -
  Purchase of treasury stock                                       (1,107)    (1,337)     (122)
  Issuance of treasury stock                                            8         98        78
                                                                 --------   --------   -------
        Net cash used in financing activities                        (188)      (936)     (343)
                                                                 --------   --------   -------
Net decrease in cash and cash equivalents                            (986)      (460)   (6,065)
                                                                 --------   --------   -------
Effect of foreign exchange on cash                                    (25)         -         -
                                                                 --------   --------   -------
Cash and cash equivalents at beginning of year                      3,030      3,490     9,555
                                                                 --------   --------   -------
Cash and cash equivalents at end of year                         $  2,019   $  3,030   $ 3,490
                                                                 ========   ========   =======

The accompanying notes are an integral part of these consolidated financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     The consolidated financial statements include the accounts of Lifeline Systems, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

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

     The fair market value of securities, which approximates cost, consists of the following at December 31, 1997 and 1996:

(Dollars in thousands)                                        Maturity
                                   -------------------------------------------------------------
                                             Less than                          More than
Type of Security                             one year                           one year                        Total
----------------------------------------------------------------------------------------------------------------------------------
                                         1997            1996           1997           1996           1997             1996
                                         ----            ----           ----           ----           ----             ----
US Government and Agency
   securities                           $  649          $2,917          $   -         $  500         $  649            $ 3,417
Tax-exempt securities                    2,724           4,223              -          2,678          2,724              6,901
Corporate bonds and securities           2,477               -              -              -          2,477                  -
                                   -----------------------------------------------------------------------------------------------
                                        $5,850          $7,140          $   -         $3,178         $5,850            $10,318
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                             2,019              3,030
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $7,869            $13,348
==================================================================================================================================

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

Goodwill
Goodwill is recorded at cost and amortized on a straight-line basis over an estimated useful life not to exceed seven years. Amortization expense was $542,000, $472,000, and $361,000 in 1997, 1996 and 1995, respectively.
Accumulated amortization amounted to $0 and $1,244,000 as of December 31, 1997 and 1996, respectively.

Impairment of long-lived assets
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the possible impairment of long-lived assets, including goodwill, whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. In December, 1997, the Company initiated a reorganization plan to account for its approximately $11 million investment in technology for a new call center platform, the relocation of the Company's corporate headquarters from its current Cambridge, MA facility to a new facility in Framingham, MA, and other initiatives to lower operating costs. In accordance with this plan, the Company analyzed the acquisitions of the Communicall(R) brand of value-added supportive home monitoring services to the elderly, Tele-Response and Support Services, Inc. who was a distributor of the Company's personal response products and services, and the ProtectAlert(TM) trade name. Based on an estimate of future discounted net cash flows, the Company recorded a charge of $1.8 million to write down the carrying amounts of these businesses to their estimated fair values. The charge is included in the Company's results of operations for the year ended December 31, 1997 as part of the restructuring charge.

As a result of the Company's reorganization plan, the Company also recorded a non-cash accounting charge of $897,000 related to a write down of property, plant and equipment associated with the Company's current call center, leasehold improvements on its current facility, and certain assets related to the aforementioned acquisitions. The charge is included in the Company's results of operations for the year ended December 31, 1997 as part of the restructuring charge.

Product Warranty
The Company's products are generally under warranty against defects in material and workmanship. The Company provides an accrual for estimated warranty costs at the time of sale of the related products.

Revenue Recognition
Service revenues are associated primarily with providing monitoring and maintenance of personal response products and are recognized ratably over the contractual period. Revenues from the sale of personal response products are recognized upon shipment. Finance income attributable to sales-type lease contracts is initially recorded as unearned income and subsequently recognized under the interest method over the term of the leases.

Income Taxes
The Company accounts for income taxes under a liability approach. Under this approach, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Net Income Per Common Share
Net income per basic common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income per diluted common shares is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of stock options and warrants calculated in accordance with SFAS No. 128, "Earnings per Share."

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

B.   INVENTORIES

Inventories consist of the following:

                                                                             December 31,
                                                               ------------------------------------
(Dollars in thousands)                                               1997                  1996
---------------------------------------------------------------------------------------------------
Purchased parts and  assemblies                                    $  827                $  797
Work in progress                                                      391                   392
Finished goods                                                        157                   261
---------------------------------------------------------------------------------------------------
                                                                   $1,375                $1,450
===================================================================================================

C.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                             December 31,
                                                               ------------------------------------
(Dollars in thousands)                                               1997                  1996
---------------------------------------------------------------------------------------------------
Equipment                                                           $ 10,410               $  9,099
Furniture and fixtures                                                   659                    574
Equipment leased to others                                             7,195                  5,218
Equipment under capital leases                                         1,035                  1,035
Leasehold improvements                                                   751                    692
Capital in progress                                                    8,319                    687
                                                               ------------------------------------
                                                                      28,369                 17,305
Less: accumulated depreciation and amortization                      (12,934)               (10,178)
---------------------------------------------------------------------------------------------------
                                                                    $ 15,435               $  7,127
===================================================================================================


Accumulated depreciation and amortization amounted to $3,708,000 and $2,256,000 on equipment leased to others and $1,014,000 and $1,006,000 on equipment under capital leases at December 31, 1997 and 1996, respectively. In total, depreciation expense amounted to $3,377,000, $2,750,000 and $1,774,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

D.  LEASING ARRANGEMENTS

As Lessor
The Company maintains an internally-financed and operated leasing program and leases its personal response products to customers principally under sales-type leases.

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

The components of the net investment in sales-type leases are as follows:

                                                                               December 31,
                                                                ------------------------------------
(Dollars in thousands)                                                1997                  1996
----------------------------------------------------------------------------------------------------
Minimum lease payments receivable                                     $8,580                $6,193
Less:    Unearned interest                                             2,305                 1,579
         Allowance for doubtful accounts                                 190                   176
----------------------------------------------------------------------------------------------------
                                                                       6,085                 4,438
Less:    Current portion                                               1,444                 1,278
----------------------------------------------------------------------------------------------------
Net investment in sales-type leases                                   $4,641                $3,160
====================================================================================================

Future minimum lease payments due under non-cancellable sales-type leases at December 31, 1997 are as follows:

(Dollars in thousands)
1998                                                                                        $2,357
1999                                                                                         1,995
2000                                                                                         1,953
2001                                                                                         1,615
2002                                                                                           653
Thereafter                                                                                       7
----------------------------------------------------------------------------------------------------
                                                                                            $8,580
====================================================================================================

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

In November, 1997, the Company entered into a ten-year lease for an 84,000 square foot facility in Framingham, MA for its corporate headquarters. The Company intends to occupy this new facility in late 1998. Annual rental payments under the lease approximate $775,000. The lease contains two five-year options to renew at the end of the initial lease term. The Company is currently evaluating possible alternatives for its existing lease.

As a result of the Company's reorganization plan, the Company recorded a charge of $731,000 for the rental commitment on its current facility.

The Company also has several operating lease arrangements for sales offices and office equipment that expire through 2000 and leases certain equipment under capital leases which expire through 2000. Capital lease obligations are collateralized by the related equipment.


Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more are:

(Dollars in thousands)                                    Capital Leases      Operating Leases
                                                         --------------------------------------
1998                                                                 $13               $ 1,540
1999                                                                  13                 1,941
2000                                                                   6                 1,986
2001                                                                   -                 1,876
2002                                                                   -                 1,842
Thereafter                                                             -                 6,132
-----------------------------------------------------------------------------------------------
Total minimum lease payments                                          32               $15,317
                                                                                       ========
Less amount representing interest                                      7
--------------------------------------------------------------------------
Present value of net minimum lease payments                           25
Less current portion                                                   9
--------------------------------------------------------------------------
Long-term obligation under capital leases                            $16
==========================================================================

Total rent expense under all operating leases was $1,485,000, $1,466,000, and $1,451,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

E.   STOCKHOLDERS' EQUITY

Net Income Per Common Share

The Company has adopted SFAS No. 128, "Earnings per Share" for the fiscal year ended December 31, 1997. This Statement replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation of the basic EPS to diluted EPS and dual presentation on the face of the statement of income are also required.

Calculation of per share earnings is as follows:

(In thousands except per share figures)
                                                               1997              1996          1995
                                                               ----              ----          ----
Basic:
------
Net income                                                    $2,298            $4,176         $3,148
Weighted average common shares outstanding                     5,736             5,678          5,643

Net income per share, basic                                   $ 0.40            $ 0.74         $ 0.56
                                                              ======            ======         ======

Diluted:
--------
Net income for calculating diluted earnings per share         $2,298            $4,176         $3,148

Weighted average common shares outstanding                     5,736             5,678          5,643
Common stock equivalents                                         496               519            472
                                                              ------            ------         ------
Total weighted average shares                                  6,232             6,197          6,115

Net income per share, diluted                                 $ 0.37            $ 0.67         $ 0.51
                                                              ======            ======         ======


Stock-Based Compensation Plans

The Company has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation." The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."

In May, 1994 the stockholders approved the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides that officers and key employees may be granted either nonqualified or incentive stock options for the purchase of the Company's common stock at the fair market value on the date of grant. The employee options granted generally become exercisable at a rate of 20% per year and expire ten years from the date of grant. Certain options, as originally granted, became exercisable only to the extent the Company achieved specific financial goals. During 1995 these options were amended to provide for vesting on the earlier of the six year anniversary of the date of grant or the original vesting schedule upon the achievement of the aforementioned financial goals. As a result of this change, the Company incurred additional compensation expense totaling $1.6 million, which is being amortized based on a vesting schedule which approximates the expected date of meeting the specific financial goals. Compensation expense of $79,000, $446,000, and $384,000 was recorded in 1997, 1996, and 1995 and accumulated deferred compensation was $975,000 and $896,000 at December 31, 1997 and 1996, respectively.

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

In May, 1996 the Company, upon approval by the Board of Directors and stockholders, increased the total number of shares approved for future grant under plans currently in effect by 300,000 for the 1994 Stock Option Plan and 25,000 for the 1991 Stock Option Plan. At December 31, 1997 shares available for future grants under all option plans were 309,150.

Net income and net income per share as reported in these financial statements and on a pro forma basis for the years ended December 31, 1997, 1996 and 1995, as if the fair value based method described in SFAS No. 123 had been adopted are as follows (in thousands, except per share data):


                                                    Year Ended December 31,
                                                   ------------------------
                                                   1997     1996       1995
                                                   ----     ----       ----
Net income                      As Reported       $2,298    $4,176    $3,148
                                Pro Forma         $1,973    $3,990    $3,069

Basic net income per share      As Reported        $0.40     $0.74     $0.56
                                Pro Forma          $0.34     $0.70     $0.54

Diluted net income per share    As Reported        $0.37     $0.67     $0.51
                                Pro Forma          $0.32     $0.66     $0.53

The effect of applying SFAS No. 123 for the purpose of providing pro forma disclosure may not be indicative of the effects on reported net income and net income per share for future years. The pro forma disclosures include the effects of all awards granted after January 1, 1995 and additional awards in future years are anticipated.

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: a risk-free interest rate of 6.3%, 6.3% and 6.7%; an expected life of 6 years in all years; expected volatility of 37%, 40% and 50%; and no expected dividends.

                                        1997                  1996                  1995
                                   -------------------   -------------------  ------------------
                                            Wgtd. Avg.            Wgtd. Avg.          Wgtd. Avg.
                                   Shares   Exer.Price   Shares   Exer.Price  Shares  Exer.Price
                                   ------   ----------   ------   ----------  ------  ----------
Outstanding
at beginning of year               875,657     $ 6.24    871,673     $ 5.40   866,226     $ 4.22
          Granted                  128,450      17.03    100,500      12.51   207,450       7.83
          Exercised               (143,546)      3.43    (69,650)      3.31  (177,202)      2.41
          Cancelled or lapsed      (29,151)      7.00    (26,866)      9.95   (24,801)      6.18
                                  ---------             ---------            ---------
Outstanding at end of year         831,410       8.37    875,657       6.24   871,673       5.40
                                  =========             =========            =========
Option exercisable
at year end                        380,709     $ 7.01    400,726     $ 5.58   363,880     $ 5.30

Weighted average fair value
of options granted
during the year                                $ 8.12                $ 6.19               $ 4.45

The following table summarizes information about stock options outstanding at December 31, 1997.

                       Options Outstanding                          Options Exercisable
            ------------------------------------               ----------------------------------

                      Number     Weighted Average                         Number
   Range of        Outstanding      Remaining      Weighted Average    Exercisable   Weighted Average
Exercise Prices    at 12/31/97  Contractual Life   Exercise Price     at 12/31/97    Exercise Price
---------------    -----------  ----------------   ----------------   -----------    ----------------
$ 3.00-$ 5.00        363,410          5.0              $  3.56            212,039        $  3.65
  5.50-  7.25        120,110          6.4                 6.34             41,120           6.11
 10.00- 11.94        102,500          6.7                11.12             59,300          10.93
 12.13- 14.81        110,190          6.5                13.20             56,750          13.95
 16.19- 18.50        135,200          8.9                17.05             11,500          17.84
                     -------                                              -------
$ 3.00-$18.50        831,410          6.3              $  8.37            380,709        $  7.01
                     =======                                              =======

In May, 1995 the stockholders approved the Lifeline Employee Stock Purchase Plan
(ESPP) whereby eligible employees may invest up to 10% of their base salary in shares of the Company's common stock. The purchase price of the shares is 90% of the fair market value of the stock on either the commencement date or the date of purchase, whichever is lower. Under the Plan, 200,000 shares of common stock are available for purchase over ten offering periods through April, 2000, of which approximately 162,116 shares remain available. Shares purchased under the ESPP totaled 15,012, 15,085, and 7,787 in 1997, 1996 and 1995, respectively. The weighted-average grant-date fair value of shares purchased under the ESPP was $17.79, $15.62 and $9.39 in 1997, 1996, and 1995, respectively.

For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 1997, 1996 and 1995 respectively: a risk free interest rate of 5.94%, 5.41% and 5.37%; an expected life of 6 months in each year; expected volatility of 30% in 1997 and 40% in 1996 and 1995; and no expected dividends.

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

In January, 1997, the Board of Directors authorized the repurchase of an additional 100,000 shares of common stock for general corporate purposes. The Company has purchased 60,700 shares directly from the Company's Chief Executive Officer through December 31, 1997 for $1.1 million as part of this program, including the 10,700 shares repurchased on February 24, 1997. These shares were purchased from the Chief Executive Officer partly in connection with the repayment of the $250,000 note and associated tax expenses.

F. INCOME TAXES

The provision (benefit) for income taxes was computed as follows:

                                               For the years ended December 31,
                                             -----------------------------------
(Dollars in thousands)                           1997       1996      1995
--------------------------------------------------------------------------------
Federal income taxes:
  Current                                        $1,720     $1,834    $2,563
  Deferred                                         (586)       404      (722)
--------------------------------------------------------------------------------
                                                  1,134      2,238     1,841
--------------------------------------------------------------------------------
State income taxes:
  Current                                           504        567       663
  Deferred                                         (131)        97      (147)
--------------------------------------------------------------------------------
                                                    373        664       516
--------------------------------------------------------------------------------
Foreign income taxes:
  Foreign income taxes                              116          -         -
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Provision for income taxes                       $1,623     $2,902    $2,357
================================================================================

Total deferred tax assets (liabilities) are as follows at December 31:

(Dollars in thousands)                                                                         1997               1996
----------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                                   $ 3,588            $ 1,913
Total deferred tax liabilities                                                               (3,515)            (2,557)
----------------------------------------------------------------------------------------------------------------------
Net deferred tax asset (liability)                                                          $    73              ($644)
----------------------------------------------------------------------------------------------------------------------

Deferred tax assets (liabilities) are comprised of the following significant items at December 31:
                                                                                               1997               1996
                                                                                               ----               ----
Current deferred tax assets:
     Inventory and warranty reserves                                                        $   653            $   793
     Restructuring reserve                                                                      586                  -
     Deferred compensation                                                                      393                  -
     Deferred revenue                                                                           255                  -
     Accounts receivable reserves                                                               126                105
     Accrued vacation and other reserves                                                        196                148
----------------------------------------------------------------------------------------------------------------------
Net current deferred tax asset                                                                2,209              1,046
----------------------------------------------------------------------------------------------------------------------
Noncurrent deferred tax assets (liabilities):
     Sales type leases                                                                       (3,447)            (2,489)
     Restructuring reserve                                                                      425                  -
     Depreciation                                                                               117                485
     Foreign net operating losses                                                                 -                126
     Amortization                                                                               769                188
----------------------------------------------------------------------------------------------------------------------
Net noncurrent deferred tax liability                                                        (2,136)            (1,690)
----------------------------------------------------------------------------------------------------------------------
Net deferred tax asset (liability)                                                          $    73              ($644)
----------------------------------------------------------------------------------------------------------------------

The differences between the statutory U.S. federal income tax rate and the Company's effective tax rate are as follows:

                                                                   For the  years ended December 31,
                                                                 -------------------------------------
(Dollars in thousands)                                              1997           1996           1995
------------------------------------------------------------------------------------------------------
Provision at statutory rate                                       $1,336         $2,406         $1,872
State income tax, net of federal tax effect                          246            472            338
Tax exempt income                                                    (68)           (60)             -
Canadian goodwill                                                    112              -              -
Foreign rate differences                                              65              -              -
Other, net                                                           (68)            84            147
------------------------------------------------------------------------------------------------------
Provision for income taxes                                        $1,623         $2,902         $2,357
------------------------------------------------------------------------------------------------------

The Company has no foreign operating loss carry forwards at December 31, 1997.

G.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution savings plan covering substantially all of its employees. The Company's contributions, which are included in selling, general and administrative expenses, were $354,000, $184,000, and $152,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

H.  SUPPLEMENTAL CASH FLOW INFORMATION

The Company did not incur capital lease obligations in 1997 or 1996. However, the Company did incur a capital lease obligation to obtain certain equipment in the amount of $41,000 in 1995.

Cash paid for income taxes amounted to $2,313,000, $2,679,000, and $2,908,000 during 1997, 1996, and 1995, respectively. Interest paid was $20,000, $7,000, and $8,000 during 1997, 1996, and 1995, respectively.

I.  REVOLVING CREDIT AGREEMENT

The Company secured a $4.0 million line of credit effective in January, 1996. During 1997, the term of the credit facility was extended until March, 1998. This credit agreement contains a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the Company's capacity to secure additional debt financing. No amounts were outstanding at December 31, 1997 and 1996. The Company is currently in the process of renegotiating a new line of credit.

J. ACQUISITION

In July, 1996 the Company acquired all of the outstanding stock of CareTel, Inc. of Toronto, Ontario, Canada through its subsidiary, Lifeline Systems (Canada), Inc. CareTel provided monitoring services similar to those offered by the Company, directly to consumers under the brand name ProtectAlert. The purchase price was approximately $1.1 million in cash, all of which was paid in 1996.
The acquisition was accounted for as a purchase transaction, and, as a result, the Company recorded goodwill of approximately $1,000,000. The results of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition. See Note K.

K. RESTRUCTURING

In December, 1997, the Company initiated a plan of reorganization and restructuring designed to account for an approximate $11 million investment in technology for a new call center platform, the relocation of the Company's corporate headquarters from its current Cambridge, MA facility to a new facility in Framingham, MA, and other initiatives to lower operating costs.

As a result, in the fourth quarter of 1997, the Company recorded a $4.3 million pre-tax charge to operations. The Company took a charge for a minor workforce reduction in such areas as sales and marketing, research and development and administration. This resulted in a pre-tax charge of $842,000 for employee severance and related benefits, and none of these amounts were paid as of December 31, 1997. Also in connection with the restructuring plan, the Company will take steps to decommission the current call center system. Therefore, the restructuring charge also included $304,000 of costs associated with the write down to fair value of certain call center fixed assets. Also in association with the Company's relocation from its current Cambridge, MA facility to a new facility in Framingham, MA, the restructuring charge included $1.2 million of costs for the write down to fair value of certain leasehold improvements and lease commitments on its current facility. The remaining restructuring charge primarily related to $150,000 of costs associated with the write down to fair value of equipment made obsolete from prior years' acquisitions, and $1.8 million for the write down of impaired goodwill.

Accrued restructuring charges in 1997 of $2.3 million represent the expected future cash payments remaining at December 31, 1997. A summary of the restructuring activity is presented below:

(In thousands)
Balance at December 31, 1996                                             $     -
Non-cash write-downs of property
    and equipment                                                            827
Rent commitment                                                              655
Reduction of workforce and other cash flows                                  842
                                                                         -------
Balance at December 31, 1997                                             $ 2,324
                                                                         =======


L.  NEWLY ISSUED ACCOUNTING STANDARDS

In June, 1997 the Financial Accounting Standards Board issued Statement No. 130 ("SFAS" 130), "Reporting Comprehensive Income." SFAS 130 requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, SFAS 130 requires that an amount representing total comprehensive income be reported. SFAS 130 will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that the adoption of SFAS 130 will have a material impact on results of operations.

In June, 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS" 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company does not believe that the adoption of SFAS 131 will have a material impact on financial statement disclosures.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information under the heading "Election of Directors" in the Company's definitive proxy material for its annual meeting of stockholders to be held on May 20, 1998, is incorporated herein by reference. Information concerning officers of the Company appears in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

  The information under the heading "Executive Compensation," excluding the "Compensation Committee Report on Executive Compensation" and the Stock Price Performance Graph in the Company's definitive proxy material for its annual meeting of stockholders to be held on May 20, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security ownership of certain beneficial owners: The information under the heading "Beneficial Ownership of Common Stock" in the Company's definitive proxy material for its annual meeting of stockholders to be held on May 20, 1998, is incorporated herein by reference.

     (b) Security ownership of management: The information under the heading "Beneficial Ownership of Common Stock" in the Company's definitive proxy material for its annual meeting of stockholders to be held on May 20, 1998, is incorporated herein by reference.

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

                                                                Pages
                                                                -----
Report of Independent Accountants                                  17

Consolidated Balance Sheets as of December 31, 1997 and 1996       18

Consolidated Statements of Income for the years
  ended December 31, 1997, 1996, and 1995                          19

Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 1997, 1996, and 1995            20

Consolidated Statements of Cash Flows for the years
  ended December 31, 1997, 1996, and 1995                          21

Notes to Consolidated Financial Statements                      22-36

(A)(2) FINANCIAL STATEMENT SCHEDULE

       The following financial statement schedule of LIFELINE SYSTEMS, INC. is filed herewith and included in ITEM 14 (a)(2) on the pages indicated below.

                                                                Pages
                                                                -----

Schedule II - Valuation and Qualifying Accounts for
 the years ended December 31, 1997, 1996 and 1995                  45


       All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

(B)    REPORTS ON FORM 8-K

       The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1997.

(C)    EXHIBITS

       The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on pages 40 through 44 hereof.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LIFELINE SYSTEMS, INC.



March 16, 1998                               By: /s/ Ronald Feinstein
--------------                                  --------------------------------
Date                                                 Ronald Feinstein
                                                     Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Capacity                                 Date
---------                 --------                                 ----
/s/ L. Dennis Shapiro     Chairman of the Board               March 16, 1998
------------------------                                      --------------
L. Dennis Shapiro

/s/ Ronald Feinstein      Chief Executive Officer,            March 16, 1998
------------------------                                      --------------
Ronald Feinstein          President and Director (Principal
                          Executive Officer)

/s/ Dennis M. Hurley      Vice President of Finance           March 16, 1998
------------------------                                      --------------
Dennis M. Hurley          (Principal Financial and
                          Accounting Officer)

/s/ Everett N. Baldwin    Director                            March 16, 1998
------------------------                                      --------------
Everett N. Baldwin

/s/ Joseph E. Kasputys    Director                            March 16, 1998
------------------------                                      --------------
Joseph E. Kasputys

/s/ Carolyn C. Roberts    Director                            March 16, 1998
------------------------                                      --------------
Carolyn C. Roberts

/s/ Steven M. Tritman     Director                            March 16, 1998
------------------------                                      --------------
Steven M. Tritman

/s/ Gordon C. Vineyard    Director                            March 16, 1998
------------------------                                      --------------
Gordon C. Vineyard

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

EXHIBIT NO.    EXHIBIT                                              SEC DOCUMENT REFERENCE
-----------    -------                                              ------------------------
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

     3.2       Articles of Amendment of Lifeline Systems, Inc.          1987 10K Exhibit 3.4

     3.3       Restated By-Laws of Lifeline Systems, Inc.               1990 10K Exhibit 3.4

EXHIBIT 4.     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

     4.1       Specimen Stock Certificate.                               2-84060 Exhibit 4.1

EXHIBIT 10.    MATERIAL CONTRACTS

   10.01       Registrant's 1982 Incentive Stock Option Plan           2-84060 Exhibit 10.19
                 and form of Option Agreement.

   10.02       Registrant's 1982-A Incentive Stock Option Plan and     2-84060 Exhibit 10.20
                 form of Option Agreement.

   10.03       Medical Expense Reimbursement Plan.                     2-84060 Exhibit 10.21

   10.04       Registrant's 1986 Incentive Stock                      33-12030 Exhibit 10.26
                 Option Plan and form of Option Agreement

   10.05       Amendments to Registrant's 1986 Incentive              1987 10K Exhibit 10.13
                 Stock Option Plan.

   10.06       Registrant's 1982 Incentive Stock Option Plan,         1988 10K Exhibit 10.14
                 as amended.

   10.07       Registrant's 1982-A Incentive Stock Option Plan,       1988 10K Exhibit 10.15
                 as amended.

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

   10.14       Amended Employment and Noncompetition Agreement           1992 10K Exhibit 10.36
                 between Ronald Feinstein and the Registrant,
                 dated August 27, 1992.

   10.15       Secured Promissory Note between Ronald Feinstein and      1992 10K Exhibit 10.37
                 the Registrant, dated September 1, 1992.

   10.16       Security and Pledge Agreement between                     1992 10K Exhibit 10.38
                 Ronald Feinstein and the Registrant,
                 dated September 1, 1992.

   10.17       Non-statutory Stock Option Agreement, as amended,         1992 10K Exhibit 10.39
                 between Ronald Feinstein and the Registrant,
                 dated August 27, 1992.

   10.18       Special Non-statutory Stock Option Agreement, as          1992 10K Exhibit 10.40
                 amended, between Ronald Feinstein and the Registrant,
                 dated August 27, 1992.

   10.19       Second Amendment to Lease Agreement dated April 3, 1992      10Q for the Quarter
                 between the Registrant and                                 ended June 30, 1993
                 the Massachusetts Institute of Technology,                       Exhibit 10.42
                 dated May 18, 1993.

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

   10.39        Stock purchase agreement between
                  Lifeline Systems (Canada), Inc. and
                  Len Wechsler dated July 3, 1996                       10Q for the quarter ended
                                                               September 30, 1996, Exhibit 10.61
   10.40        Stock purchase agreement between
                  Lifeline Systems (Canada), Inc., and
                  CareTel, Inc. and the stockholders of                 10Q for the quarter ended
                  CareTel, ,Inc., dated July 3, 1996            September 30, 1996, Exhibit 10.62

   10.41        Amendment to Registrant's 1991
                  Stock Option Plan                                         1996 10K Exhibit10.41

   10.42        Amendment to Registrant's 1994                             1996 10K Exhibit 10.42
                  Stock Option Plan

   10.43        First Amendment to Revolving  Credit Agreement
                  between the First National Bank of Boston
                  and the Registrant dated November 29, 1996               1996 10K Exhibit 10.43
Filed herewith:

   10.44        Lease Agreement between the Registrant and
                  Bishop/Clark Associates Limited Partnership dated November 11, 1997

   10.45        Second Amendment to Revolving  Credit Agreement
                  between the First National Bank of Boston and the Registrant dated December 31, 1997

   10.46        Offer to Lease between CareTel, Inc. and Graduate Holdings
                  Limited and Samuel Sarick Limited dated September 1, 1994

   10.47        Form of Lease Agreement between Lifeline Systems, Canada and
                  Samuel Sarick Limited and Graduate Holdings Limited dated January 29, 1998

   10.48        Master Agreement for Professional Services between
                  Cambridge Technology Partners and the

                  Registrant dated June 16, 1997

   10.49        Form of Change in Control Agreement for
                  the following Named Executives:
                  Mr. Richard Reich, Mr. Thomas Loper
                  Mr. Dennis Hurley, Mr. John Gugliotta

EXHIBIT 21.     SUBSIDIARIES.

Filed herewith:
   21.1         Subsidiaries of Lifeline Systems, Inc.

EXHIBIT 23.     CONSENTS OF EXPERTS AND COUNSEL.

Filed herewith:
   23.1         Consent of Coopers and Lybrand L.L.P.

                            LIFELINE SYSTEMS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                            (Dollars in thousands)

                                                        Additions
                                        Balance at      Charged to                     Balance at
                                        Beginning       Costs &                          End of
Description                              of Year        Expenses       Deductions/(1)/    Year
-----------                              -------        --------       ---------------    -----
1997
----
Allowance for doubtful
receivables:
 Trade accounts receivable                  $197            $ 71            $ 52             $216
 Lease receivables                           176              14               -              190
                                            ----            ----            ----             ----
  Total                                     $373            $ 85            $ 52             $406

1996
----
Allowance for doubtful
 receivables:
 Trade accounts receivable                  $156            $120            $ 79             $197
 Lease receivables                           217               -              41              176
                                            ----            ----            ----             ----
  Total                                     $373            $120            $120             $373

1995
----
Allowance for doubtful
 receivables:
 Trade accounts receivable                  $221            $  -            $ 65             $156
 Lease receivables                           304               -              87              217
                                            ----                            ----             ----
  Total                                     $525                            $152             $373

/(1)/  Uncollectible accounts and adjustments.