Form 10-Q
period 1998-03-31
LIFELINE SYSTEMS INC
filed 1998-05-08
CIK 720195

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998             Commission File Number 0-13617

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
                                (Title of Class)


Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.       Yes    X                   No
                                            ----------                ----------

Number of shares outstanding of this issuer's class of common stock as of April 30, 1998: 5,803,176

                            LIFELINE SYSTEMS, INC.
                                    INDEX



                                                                         PAGE

PART  I. FINANCIAL INFORMATION

  ITEM 1.      FINANCIAL STATEMENTS

      Consolidated Balance Sheets - March 31, 1998
               and December 31, 1997                                        3

      Consolidated Statements of Income - Three months
               ended March 31, 1998 and 1997                                4

      Consolidated Statements of Cash Flows - Three months
               ended March 31, 1998 and 1997                                5

      Notes to Consolidated Financial Statements                           6-7

  ITEM 2.

      Management's Discussion and Analysis of Results of
               Operations and Financial Condition                         8-12

PART II. OTHER INFORMATION

  ITEM 6.

      Exhibits and Reports on Form 8-K                                     13

                             LIFELINE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                   March 31,       December 31,
                                                                                                     1998              1997
                                                                                                     ----              ----
ASSETS
Current assets:
      Cash and cash equivalents                                                                      $ 4,272           $ 2,019
      Short-term investments                                                                           6,436             5,850
      Accounts receivable, net                                                                         5,420             7,406
      Inventories                                                                                      1,562             1,375
      Net investment in sales-type leases                                                              1,379             1,444
      Other current assets                                                                             1,051             1,045
      Deferred income taxes                                                                            2,599             2,209
                                                                                                  -----------       -----------
          Total current assets                                                                        22,719            21,348

Property and equipment, net                                                                           15,853            15,435
Goodwill, net                                                                                            175               192
Net investment in sales-type leases                                                                    4,923             4,641
Other assets                                                                                             653               653
                                                                                                  -----------       -----------
          Total assets                                                                              $ 44,323          $ 42,269
                                                                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                               $ 1,045           $ 1,352
      Accrued expenses                                                                                 2,859             1,954
      Accrued payroll and payroll taxes                                                                1,069             1,753
      Accrued income taxes                                                                               393               229
      Deferred revenues                                                                                  732               714
      Product warranty and other current liabilities                                                     751               702
      Accrued restructuring charge                                                                     2,153             2,324
                                                                                                  -----------       -----------
          Total current liabilities                                                                    9,002             9,028

Deferred income taxes                                                                                  2,820             2,136
Deferred compensation                                                                                  1,094               975
Other non-current liabilities                                                                            354               413

Commitments:
Stockholders' equity:
      Common stock, $.02 par value, 10,000,000 shares authorized, 6,395,644 shares issued at March 31, 1998 and 6,375,750 shares
          issued at December 31, 1997                                                                    128               128
      Additional paid-in capital                                                                      16,513            16,340
      Retained earnings                                                                               18,594            17,449
                                                                                                  -----------       -----------
                                                                                                      35,235            33,917
      Less: treasury stock at cost, 592,548 shares at March 31, 1998
          and December 31, 1997                                                                       (4,028)           (4,028)
          Note receivable - officer                                                                     (100)             (100)
          Cumulative translation adjustment                                                              (54)              (72)
                                                                                                  -----------       -----------
          Total stockholders' equity                                                                  31,053            29,717
                                                                                                  -----------       -----------
          Total liabilities and stockholders' equity                                                $ 44,323          $ 42,269
                                                                                                  ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                    (In thousands except for per share data)

                                                         Three months ended
                                                             March 31,
                                                    --------------------------
                                                         1998           1997
                                                         ----           ----
Revenues
      Services                                         $ 9,010        $ 7,349
      Net product sales                                  5,604          5,918
      Finance and rental income                            338            289
                                                    -----------    -----------

          Total revenues                                14,952         13,556
                                                    -----------    -----------

Costs and expenses
      Cost of services                                   5,100          3,930
      Cost of sales                                      1,486          1,810
      Selling, general, and administrative               6,166          5,969
      Research and development                             375            429
                                                    -----------    -----------

          Total costs and expenses                      13,127         12,138
                                                    -----------    -----------

Income from operations                                   1,825          1,418
                                                    -----------    -----------

Other income (expense)
      Interest income                                      108            162
      Interest expense                                     (12)            (2)
                                                    -----------    -----------

          Total other income, net                           96            160
                                                    -----------    -----------

Income before income taxes                               1,921          1,578
Provision for income taxes                                 776            623
                                                    -----------    -----------

Net income                                               1,145            955
                                                    -----------    -----------
Other comprehensive income, net of tax
      Foreign currency translation adjustments              18            (25)
                                                    -----------    -----------

Comprehensive Income                                   $ 1,163          $ 930
                                                    ===========    ===========

Net income per weighted average share:
      Basic                                             $ 0.20         $ 0.17
                                                        =======        ======
      Diluted                                           $ 0.18         $ 0.15
                                                        =======        ======

Weighted average shares:
      Basic                                              5,795          5,701
                                                         ======         =====
      Diluted                                            6,296          6,246
                                                         ======         =====

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                                    Three months ended
                                                                                                        March 31,
                                                                                            ----------------------------------
                                                                                                 1998                1997
                                                                                                 ----                ----
Cash flows from operating activities:
      Net income                                                                                $ 1,145              $ 955
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                                             979                967
          Deferred compensation                                                                     119                101
          Deferred income taxes                                                                     294                  -
      Changes in operating assets and liabilities:
          Accounts receivable                                                                     1,993               (442)
          Inventories                                                                              (187)              (166)
          Net investment in sales-type leases                                                      (217)              (190)
          Prepaid expenses, other current assets and other assets                                    (6)               121
          Accrued payroll and payroll taxes                                                        (686)              (752)
          Accounts payable, accrued expenses and other liabilities                                  604                536
          Income taxes payable                                                                      231                554
          Accrued restructuring charge                                                             (171)                 -
                                                                                         ---------------    ---------------

               Net cash provided by operating activities                                          4,098              1,684
                                                                                         ---------------    ---------------

Cash flows from investing activities:
      Purchases of investments                                                                   (2,445)            (4,230)
      Sales and maturities of investments                                                         1,859              3,420
      Additions to property and equipment                                                        (1,374)            (1,274)
                                                                                         ---------------    ---------------

               Net cash used in investing activities                                             (1,960)            (2,084)
                                                                                         ---------------    ---------------

Cash flows from financing activities:
      Principal payments under capital lease obligations                                             (3)                (2)
      Proceeds from issuance of common stock                                                        173                 96
      Purchase of treasury stock                                                                      -               (182)
      Issuance of treasury stock                                                                      -                  9
      Repayment of note receivable, officer                                                           -                250
                                                                                         ---------------    ---------------

               Net cash provided by financing activities                                            170                171
                                                                                         ---------------    ---------------

Effect of foreign exchange on cash                                                                  (55)                (9)
Net increase (decrease) in cash and cash equivalents                                              2,253               (238)
Cash and cash equivalents at beginning of period                                                  2,019              3,030
                                                                                         ---------------    ---------------

Cash and cash equivalents at end of period                                                      $ 4,272            $ 2,792
                                                                                         ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of March 31, 1998 and the consolidated results of its operations and cash flows for the three months ended March 31, 1998 and 1997.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's audited financial statements for the year ended December 31, 1997.

     Certain amounts in the prior year have been reclassified from selling, general, and administrative expenses to cost of services to conform to the current year presentation.

     The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

2.   Details of certain balance sheet captions are as follows (in thousands):



                                                       March 31,    December 31,
                                                         1998          1997
                                                       ---------    ------------
Inventories:
    Purchased parts and assemblies                        $709           $827
    Work-in-process                                        328            391
    Finished goods                                         525            157
                                                      ---------     ----------
                                                        $1,562         $1,375
                                                      =========     ==========

Property and equipment:
    Equipment                                          $10,541        $10,410
    Furniture and fixtures                                 687            659
    Equipment leased to others                           7,732          7,195
    Equipment under capital leases                       1,035          1,035
    Leasehold improvements                                 751            751
    Capital in progress                                  9,002          8,319
                                                      ---------     ----------
                                                        29,748         28,369
    Less: accumulated depreciation
     and amortization                                  (13,895)       (12,934)
                                                     ----------     ----------
                                                       $15,853        $15,435
                                                     ==========     ==========

3. The calculation of per share earnings is as follows:


(In thousands except per share figures)

                                                                    Three months ended
                                                                        March 31,
                                                              ----------------------------
                                                                  1998             1997
                                                                  ----             ----
Basic:
------
Net income                                                        $1,145            $955
Weighted average common shares outstanding                         5,795           5,701

Net income per share, basic                                        $0.20           $0.17
                                                              ===========      ==========

Diluted:
--------
Net income for calculating diluted earnings per share             $1,145            $955

Weighted average common shares outstanding                         5,795           5,701
Common stock equivalents                                             501             545
                                                              -----------      ----------
Total weighted average shares                                      6,296           6,246

Net income per share, diluted                                      $0.18           $0.15
                                                              ===========      ==========


4. In June, 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS" 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. SFAS 131, which is based on management's approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company does not believe that the adoption of SFAS 131 will have a material impact on financial statement disclosures.

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 1998 were $15.0 million, a 10% increase over total revenues of $13.6 million for the quarter ended March 31, 1997.

Service revenues, at $9.0 million for the first quarter of 1998, represented 60% of the Company's first quarter total revenues. This increase, up from $7.3 million or 54% of total revenues in the first quarter of 1997, is due to the continued growth in the number of subscribers monitored by the Company and the success of its strategy of growing the service business. The Company is now monitoring approximately 204,000 subscribers as of March 31, 1998, 23% more than the 166,000 subscribers monitored at the end of the first quarter of 1997. The Company's ability to sustain the current level of service revenue growth depends on its ability to expand the market for its personal response services and convert additional locally monitored programs to service provided by Lifeline. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and physically challenged will be a factor in enabling the Company to meet this challenge.

Net product revenues for the first quarter of 1998 decreased 5% to $5.6 million from $5.9 million for the same period in 1997. Product sales continue to decline as a result of the Company's strategy of combining service and hardware offerings to support the transition to a service oriented business. As a result, the Company expects continued declining product sales in future periods as it continues packaging products and services into a single service offering.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, increased 17% in the first quarter of 1998 to $338,000, from $289,000 for the same period last year. The increase is a result of the continued growth of the Company's internally managed and funded leasing program. The Company believes that the retention of new leases in its own portfolio will result in an increase in finance income for the remainder of 1998.

Cost of services, as a percentage of service revenues, was 56% for the first quarter of 1998 as compared to 53% for the first quarter of 1997. Costs of services include investments in personnel and systems enhancements to support the Company's current service infrastructure pending the introduction of its new $11 million call center platform. Through the first quarter of 1998, the Company has invested just over $7.8 million towards this new platform. These expenditures are not expected to have a material impact on 1998 results of operations since the platform is expected to be placed in service in late 1998. However, cost of services in future years is expected to be impacted by the depreciation of these investments.

Cost of sales was 27% of product sales for the three months ended March 31, 1998, compared with 31% for the same period a year ago. The improvement was largely due to further reductions in material costs from volume pricing discounts, a change in product mix to lower cost products, and the enhanced reliability of the Company's product, which resulted in lower warranty costs in the first quarter ended March 31, 1998 as compared to the same quarter in the prior year.

Selling, general, and administrative expenses decreased as a percentage of total revenues to 41% for the first quarter of 1998 as compared to 44% during the first quarter of 1997. Actual first quarter selling, general, and administrative expenditures totaled $6.2 million during 1998, a slight increase of $.2 million over expenses of $6.0 million for the same period in 1997. While the Company continues to focus on reducing costs, the majority of the percentage reduction was primarily related to the minor reduction in work force taken with the one-time reorganization charge in the fourth quarter of 1997 coupled with a significant decrease in amortization expense because of the impairment of goodwill, also accounted for in the fourth quarter of 1997.

Research and development expenses were 3% of total revenues for the quarters ended March 31, 1998 and 1997. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at approximately a consistent percentage of total revenues for the remainder of 1998.

The Company's effective tax rate was 40.4% for the three months ended March 31, 1998 compared to 39.5% for the three months ended March 31, 1997. The increase in the Company's rate was largely due to the decrease of tax exempt interest income from the Company's marketable securities portfolio as well as a higher Canadian effective tax rate for the first quarter of 1998 as compared to the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1998, the Company's portfolio of cash, cash equivalents, and investments increased $2.8 million to $10.7 million at March 31, 1998 from $7.9 million at December 31, 1997. The increase was mainly attributable to profitable operations and the cash flow benefit derived from the Company's change, as of January 1, 1998, to billing in advance those programs whose subscribers are monitored by the Lifeline Response Center. The Company also enhanced its collection efforts in the first quarter of 1998 on its accounts receivable portfolio outstanding at December 31, 1997. These cash flows were in part offset by continued purchases of property and equipment of $1.4 million in the first quarter of 1998. These expenditures were associated with the continued development of its new response center platform at its primary monitoring facility, Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs, and expenditures associated with the Company's anticipated move to a new corporate facility.

In 1998, the Company expects to use a significant amount of its cash and marketable securities as it continues to invest approximately $11 million in its new response center platform. The Company anticipates it will spend close to $3.5 million in 1998 as it continues to develop a flexible, scaleable, and fault tolerant response center platform at its primary monitoring facility to support its growing subscriber base.

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

In January, 1997, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock from time to time in the open market for general corporate purposes. Of the 100,000 shares approved, the Company has repurchased 60,700 shares through July, 1997, all of which were repurchased from the Company's Chief Executive Officer. No additional shares have been purchased through the first quarter of 1998.

In November, 1995, the Company secured a $4.0 million line of credit effective in January, 1996. During 1997, the term of the credit facility was extended until March, 1998. This credit agreement contained a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the Company's capacity to secure additional debt financing. No amounts were outstanding as of March 31, 1998. The Company is in the process of finalizing the terms of its new line of credit.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash, and marketable securities. The Company expects these sources will be sufficient to finance the cash needs of the Company through 1998 including the continued investment in its new response center platform, the 1998 move to its new corporate headquarters, the 1998 requirements of its internally funded lease financing program, potential acquisitions, stock repurchases, and other investments in support of its current business.

In June, 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS" 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. SFAS 131, which is based on management's approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. The Company does not believe that the adoption of SFAS 131 will have a material impact on financial statement disclosures.

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

The Company has implemented a formal Year 2000 program to determine the extent of its own Year 2000 problems. As part of this program, in the first quarter of 1998 the Company continued with the process of determining whether its operating systems need modifications to be in compliance with the Year 2000. The Company has not yet fully assessed the Year 2000 compliance expense and related potential effect on the Company's earnings. The Company anticipates that any modifications required to be made to its software systems to comply with the Year 2000 Issue will be completed in a timely manner. The Company has designed its new call center platform to be in compliance with the Year 2000.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended March 31, 1998.

     (b) Exhibits - The Exhibit which is filed with this Report or which is incorporated herein by reference is set forth in the Exhibit Index which appears on page 15 hereof.

                             LIFELINE SYSTEMS, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 8, 1998                                LIFELINE SYSTEMS, INC.
----------------                           ----------------------
Date                                       Registrant




                                           /s/ Ronald Feinstein
                                           ----------------------------
                                           Ronald Feinstein
                                           Chief Executive Officer




                                           /s/ Dennis M. Hurley
                                           ------------------------
                                           Dennis M. Hurley
                                           Vice President of Finance and
                                           Administration, Principal Financial
                                           and Accounting Officer

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

Exhibit No.    Exhibit                                   SEC Document Reference
-----------    -------                                   ----------------------

Exhibit 10.    MATERIAL CONTRACTS

10.50          Fourth Amendment to Lease Agreement dated
               April 3, 1992 between the Registrant and the Massachusetts Institute of Technology