Form 10-K/A
period 1997-12-31
LIFELINE SYSTEMS INC
filed 1998-08-06
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               FORM 10-K/A-NO. 1


/X/ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

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

DATE August 5, 1998

                                 EXHIBIT INDEX



Exhibit No.  Exhibit

(99.1)       Annual Report for the Lifeline Employees' Savings and Investment
             Plan
(99.1a)      Consent of Independent Public Accountants