Form 10-Q
period 1998-06-30
LIFELINE SYSTEMS INC
filed 1998-08-13
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended June 30, 1998            Commission File Number 0-13617

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


Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.      Yes [X]   No [_]

Number of shares outstanding of this issuer's class of common stock as of July 31, 1998: 5,825,781

                            LIFELINE SYSTEMS, INC.
                                     INDEX



                                                                           PAGE

PART I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
     Consolidated Balance Sheets - June 30, 1998
          and December 31, 1997                                              3

     Consolidated Statements of Income and  Comprehensive
          Income - Three and six months ended June 30, 1998 and 1997         4

     Consolidated Statements of Cash Flows - Six months
          ended June 30, 1998 and 1997                                       5

     Notes to Consolidated Financial Statements                             6-7

  ITEM 2.

     Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                8-13

PART II.  OTHER INFORMATION

  ITEM 4.

     Submission of Matters to a Vote of Security Holders                     14

  ITEM 5.

     Other Information                                                       14

  ITEM 6.

     Exhibits and Reports on Form 8-K                                        14

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                      June 30,           December 31,
                                                                                       1998                  1997
                                                                                      -------            -----------
ASSETS
Current assets:
      Cash and cash equivalents                                                      $  4,125              $  2,019
      Short-term investments                                                            7,608                 5,850
      Accounts receivable, net                                                          6,405                 7,406
      Inventories                                                                       1,329                 1,375
      Net investment in sales-type leases                                               1,499                 1,444
      Other current assets                                                              1,065                 1,045
      Deferred income taxes                                                             2,498                 2,209
                                                                                     ---------             ---------
          Total current assets                                                         24,529                21,348

Property and equipment, net                                                            16,760                15,435
Goodwill, net                                                                             150                   192
Net investment in sales-type leases                                                     5,277                 4,641
Other assets                                                                              653                   653
                                                                                     ---------             ---------
          Total assets                                                               $ 47,369              $ 42,269
                                                                                     =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                               $  1,467              $  1,352
      Accrued expenses                                                                  3,397                 1,954
      Accrued payroll and payroll taxes                                                 1,426                 1,753
      Accrued income taxes                                                                507                   229
      Deferred revenues                                                                   699                   714
      Product warranty and other current liabilities                                      738                   702
      Accrued restructuring charge                                                      1,877                 2,324
                                                                                     ---------             ---------
          Total current liabilities                                                    10,111                 9,028

Deferred income taxes                                                                   3,181                 2,136
Deferred compensation                                                                   1,213                   975
Other non-current liabilities                                                             294                   413

Commitments
Stockholders' equity:
      Common stock, $.02 par value, 20,000,000 shares authorized,
          6,416,329 shares issued at June 30, 1998 and 6,375,750 shares
          issued at December 31, 1997                                                     128                   128
      Additional paid-in capital                                                       16,618                16,340
      Retained earnings                                                                20,045                17,449
                                                                                     ---------             ---------
                                                                                       36,791                33,917
      Less: treasury stock at cost, 592,548 shares at June 30, 1998
          and December 31, 1997                                                        (4,028)               (4,028)
          Note receivable - officer                                                      (100)                 (100)
          Cumulative translation adjustment                                               (93)                  (72)
                                                                                     ---------             ---------
          Total stockholders' equity                                                   32,570                29,717
                                                                                     ---------             ---------
          Total liabilities and stockholders' equity                                 $ 47,369              $ 42,269
                                                                                     =========             =========

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                   (In thounsands except for per share data)


                                                           Three months ended       Six months ended
                                                                June 30,                June 30,
                                                           -------------------      -----------------
                                                               1998      1997         1998      1997
                                                           ---------   -------      -------   -------
Revenues
    Services                                                 $ 9,490   $ 7,771      $18,500   $15,120
    Net product sales                                          6,193     6,192       11,797    12,110
    Finance and rental income                                    334       280          672       569
                                                             -------   -------      -------   -------
        Total revenues                                        16,017    14,243       30,969    27,799
                                                             -------   -------      -------   -------

Costs and expenses
    Cost of services                                           5,511     4,226       10,611     8,156
    Cost of sales                                              1,733     1,551        3,219     3,361
    Selling, general and administrative                        6,087     6,167       12,253    12,136
    Research and development                                     400       459          775       888
                                                             -------   -------      -------   -------
        Total costs and expenses                              13,731    12,403       26,858    24,541
                                                             -------   -------      -------   -------
Income from operations                                         2,286     1,840        4,111     3,258
                                                             -------   -------      -------   -------

Other income (expense)
    Interest income                                              149       186          256       348
    Interest expense                                             (15)       (1)         (26)       (3)
                                                             -------   -------      -------   -------
        Total other income, net                                  134       185          230       345
                                                             -------   -------      -------   -------

Income before income taxes                                     2,420     2,025        4,341     3,603
Provision for income taxes                                       969       799        1,745     1,422
                                                             -------   -------      -------   -------
Net income                                                     1,451     1,226        2,596     2,181

Other comprehensive income, net of tax
    Foreign currency translation adjustments                     (23)       16          (13)        1
                                                             -------   -------      -------   -------
Comprehensive income                                         $ 1,428   $ 1,242      $ 2,583   $ 2,182
                                                             =======   =======      =======   =======
Net income per weighted average share:
    Basic                                                      $0.25     $0.21        $0.45     $0.38
                                                               =====     =====        =====     =====
    Diluted                                                    $.023     $0.20        $0.41     $0.35
                                                               =====     =====        =====     =====
Weighted average shares:
    Basic                                                      5,812     5,715        5,804     5,708
                                                             =======   =======      =======   =======
    Diluted                                                    6,217     6,239        6,260     6,248
                                                             =======   =======      =======   =======

The accompanying notes are an integral part of these consolidated financial statements.
                                      -4-

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                    Six months ended
                                                                                        June 30,
                                                                           ----------------------------------
                                                                                1998                  1997
                                                                                ----                  ----
Cash flows from operating activities:
      Net income                                                               $ 2,596              $ 2,181
      Adjustments to reconcile net income to net cash provided
        by operating activities:
          Depreciation and amortization                                          1,976                1,895
          Deferred compensation                                                    238                  201
          Deferred income taxes                                                    756                  330
      Changes in operating assets and liabilities:
          Accounts receivable                                                      978                 (249)
          Inventories                                                               46                 (454)
          Net investment in sales-type leases                                     (691)                (639)
          Prepaid expenses, other current assets and other assets                  (20)                  67
          Accounts payable, accrued expenses and other liabilities               1,159                  632
          Income taxes payable                                                     281                  342
          Accrued restructuring charge                                            (447)                   -
                                                                               -------              -------
               Net cash provided by operating activities                         6,872                4,306
                                                                               -------              -------
Cash flows from investing activities:
      Purchases of investments                                                  (4,735)              (6,663)
      Sales and maturities of investments                                        2,977                5,512
      Additions to property and equipment                                       (3,272)              (4,495)
                                                                               -------              -------
               Net cash used in investing activities                            (5,030)              (5,646)
                                                                               -------              -------
Cash flows from financing activities:
      Principal payments under capital lease obligations                            (6)                  (4)
      Proceeds from issuance of common stock                                       278                  278
      Purchase of treasury stock                                                     -                 (522)
      Issuance of treasury stock                                                     -                    8
      Repayment of note receivable, officer                                          -                  250
                                                                               -------              -------
               Net cash provided by financing activities                           272                   10
                                                                               -------              -------
Effect of foreign exchange on cash                                                  (8)                  27
                                                                               -------              -------
Net increase (decrease) in cash and cash equivalents                             2,106               (1,303)
Cash and cash equivalents at beginning of period                                 2,019                3,030
                                                                               -------              -------
Cash and cash equivalents at end of period                                     $ 4,125              $ 1,727
                                                                               =======              =======

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of June 30, 1998 and the consolidated results of its operations and cash flows for the six months ended June 30, 1998 and 1997.

  While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 19, 1998 for the year ended December 31, 1997.

  Certain amounts in the prior year have been reclassified from selling, general, and administrative expenses to cost of services to conform to the current presentation.

  The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

2.  Details of certain balance sheet captions are as follows (in thousands):

                                             June 30,         December 31,
                                               1998               1997
                                             ---------        -----------
Inventories:
    Purchased parts and assemblies            $    677           $    827
    Work-in-process                                383                391
    Finished goods                                 269                157
                                              --------           --------
                                              $  1,329           $  1,375
                                              ========           ========

Property and equipment:
    Equipment                                 $ 11,127           $ 10,410
    Furniture and fixtures                         688                659
    Equipment leased to others                   8,365              7,195
    Equipment under capital leases               1,035              1,035
    Leasehold improvements                         751                751
    Capital in progress                          9,643              8,319
                                              --------           --------
                                                31,609             28,369
    Less:  accumulated depreciation
           and amortization                    (14,849)           (12,934)
                                              --------           --------
                                              $ 16,760           $ 15,435
                                              ========           ========

3.  The calculation of per share earnings is as follows:

(In thousands except per share figures)
                                                           Three months ended       Six months ended
                                                                June 30,                June 30,
                                                           -------------------      -----------------
                                                               1998      1997         1998      1997
                                                           ---------    ------      -------    ------
Basic:
------
Net income                                                    $1,451    $1,226       $2,596    $2,181
Weighted average common shares outstanding                     5,812     5,715        5,804     5,708

Net income per share, basic                                   $ 0.25    $ 0.21       $ 0.45    $ 0.38
                                                              ======    ======       ======    ======

Diluted:
--------
Net income for calculating diluted earnings per share         $1,451    $1,226       $2,596    $2,181

Weighted average common shares outstanding                     5,812     5,715        5,804     5,708
Common stock equivalents                                         405       524          456       540
                                                              ------    ------       ------    ------
Total weighted average shares                                  6,217     6,239        6,260     6,248

Net income per share, diluted                                 $ 0.23    $ 0.20       $ 0.41    $ 0.35
                                                              ======    ======       ======    ======

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 1998 were $16.0 million, a 12% increase over total revenues of $14.2 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, total revenues were $31.0 million, up 11% over revenues of $27.8 million during the same period in 1997.

Service revenues grew 22% to $9.4 million and $18.5 million for the three and six months ended June 30, 1998, respectively. Service revenues represented 60% of the Company's year to date total revenues, reflecting the Company's strategy of growing the service business. The Company is now monitoring approximately 216,000 subscribers as of June 30, 1998, 23% more than the nearly 176,000 subscribers monitored at June 30, 1997. The Company's ability to sustain the current level of service revenue growth depends on its ability to expand the market for its personal response services, convert community hospital programs to service provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and physically challenged will be a factor in enabling the Company to meet this challenge.

Net product revenues for the second quarter of 1998 remained consistent with the second quarter of 1997 at $6.2 million. For the six months ended June 30, 1998, net product revenues decreased slightly to $11.8 million from $12.1 million for the six months ended June 30, 1997. Product sales continue to decline as a result of the Company's strategy of providing the hardware as part of the monthly service fee to support the transition to a service oriented business.
As a result, the Company expects continued declining product sales in future periods as it continues packaging products and services into a single service offering.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, increased 19% for the second quarter of 1998 to $334,000, from $280,000 for the same period last year. For the six months ended June 30, 1998, finance and rental income rose 18% to $672,000 as compared to $569,000 for the six months ended June 30, 1997. The increase is a result of the continued growth of the Company's internally managed and funded leasing program. The Company believes that the retention of new leases in its own portfolio will result in an increase in finance income for the remainder of 1998.

Cost of services, as a percentage of service revenues, was 58% for the second quarter of 1998 as compared to 54% for the second quarter of 1997. For the six months ended June 30, 1998, cost of services was 57% of year to date service revenues, as compared to 54% for the same period last year. Cost of services remains high due to investments in personnel and additional costs of employee retention and recruiting initiatives. These additional costs are associated with the planned shut down of the Company's current corporate headquarters' monitoring facility due to its upcoming corporate relocation. The Company is also incurring higher costs associated with continued systems enhancements to support the Company's current service infrastructure pending the introduction of its approximately $12 million new call center platform. Through June 30, 1998, the Company has invested nearly $8.9 million towards this new platform. These expenditures are not expected to have a material impact on 1998 results of operations since the platform is expected to begin to be placed in service in late 1998. However, cost of services in future years is expected to be impacted by the depreciation of these investments.

Cost of sales was 28% of net product sales for the three months ended June 30, 1998, compared with 25% for the same period a year ago. For the six months ended June 30, 1998, cost of sales was 27% of year-to-date product revenues, as compared to 28% for the six months ended June 30, 1997. The Company will continue to focus on reducing its product costs for the balance of 1998.

Selling, general, and administrative expenses decreased as a percentage of total revenues to 38% for the second quarter of 1998 as compared to 43% during the second quarter of 1997. For the six months ended June 30, 1998 selling, general, and administrative expenses decreased to 40% of total revenues as compared to 44% of total revenues for the first six months of 1997. The improvement in selling, general, and administrative expenses is mainly due to the Company effectively reducing such costs in 1998, coupled with the minor reduction in work force taken with the one-time reorganization charge in the fourth quarter of 1997 and a significant decrease in amortization expense because of the write-off of goodwill, also reflected in the reorganization charge in the fourth quarter of 1997.

Research and development expenses were 2.5% of total revenues for the quarter and six months ended June 30, 1998 as compared to 3% of total revenues for the quarter and six months ended June 30, 1997. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at approximately a consistent percentage of total revenues for the remainder of 1998.

The Company's effective tax rate was 40.2% for the six months ended June 30, 1998 compared to 39.5% for the six months ended June 30, 1997. The increase in the Company's rate was mainly due to the decrease of tax exempt interest income from the Company's marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1998, the Company's portfolio of cash, cash equivalents, and investments increased $3.9 million to $11.7 million at June 30, 1998 from $7.9 million at December 31, 1997. The increase was mainly attributable to profitable operations of $5.6 million. The Company also experienced a significant increase in its accounts payable and accrued expenses, primarily as a result of the timing of expenditures related to the development of additional monitoring capacity, systems support, and sales and marketing initiatives. These cash flows were in part offset by continued purchases of property and equipment of $3.3 million in the first six months of 1998. These purchases were associated with the continued development of the Company's new response center platform at its primary monitoring facility, Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs, and expenditures associated with the Company's anticipated move to a new corporate facility.

In 1998, the Company expects to use a significant amount of its cash and marketable securities as it continues to invest approximately $12 million in its new response center platform. The Company has invested nearly $8.9 million through June 30, 1998 and anticipates it will spend the remaining balance in 1998 as it continues to develop a flexible, scaleable, and fault tolerant response center platform at its primary monitoring facility to support its growing subscriber base.

In April, 1998, the Company secured a $10.0 million line of credit. This credit agreement contains a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the Company's capacity to secure additional debt financing. This line of credit matures on June 30, 2004, and no amounts were outstanding as of June 30, 1998.

In November, 1997, the Company entered into a ten-year lease for an 84,000 square foot facility in Framingham, MA for its corporate headquarters. The Company expects to occupy this new facility beginning in early 1999. Annual rental payments under the lease approximate $775,000. The lease contains two five-year options to renew at the end of the initial lease term. The Company is currently evaluating possible alternatives for its existing lease. The Company has spent approximately $300,000 through June 30, 1998 for capital expenditures associated with the move and expects to spend an additional $2.2 million for capital expenditures in 1998.

In July, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan in which common stock purchase rights will be distributed as a dividend at the rate of one Right for each share of the Company's Common Stock outstanding as of the close of business on August 3, 1998. This plan was adopted as a means of deterring possible coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the company without offering a fair price to all of the Company's shareholders. Unless the Rights are redeemed or exchanged earlier, they will expire on July 24, 2008.

In January, 1997, the Company's Board of Directors approved the repurchase of up to 100,000 shares of the Company's common stock from time to time in the open market for general corporate purposes. Of the 100,000 shares approved, the Company repurchased 60,700 shares through July, 1997, all of which were repurchased from the Company's Chief Executive Officer. No additional shares were purchased in the second quarter of 1998.

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

The Company is in the process of developing its new call center platform and may experience risks and uncertainties associated with the development of new information technology. These include the risks that such development effort may not be completed on schedule, or at all, or within budget, or that future developments in information technology will render the Company's system non-competitive; the risks that the Company does not realize the intended benefits from the new system, once completed; and the uncertainty associated with the substantial commitment of funds to the development effort, including the risks that the Company will have available significantly less cash to finance its operations, other capital expenditures and future growth, including acquisitions.

The Company anticipates moving to new corporate headquarters beginning in early 1999. The new facility is approximately 20 miles from the Company's current headquarters. There can be no assurance that the move will not have a material adverse effect on the Company's business, financial condition or results of operations, and the Company is actively addressing potential issues.

The Company's growth is dependent on its ability to increase the number of subscribers served by its monitoring centers. The Company's ability to continue to increase service revenue is a key factor in its long-term growth, and there can be no assurance that the Company will be able to do so. The Company's failure to increase service revenue could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

The Company's monitoring operations are concentrated principally in its corporate headquarters facility. Although the Company believes that it has constructed safeguards to protect against system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, the 1998 move to new corporate headquarters, or other similar events or for any other reason, could have a material adverse effect on the Company's business, financial condition, or results of operations.

The Company believes that its future success will also depend in large part upon its ability to attract and retain key personnel, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In particular, the Company believes that its move to new headquarters in early 1999 may result in employee resignations and is actively addressing this possibility.

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

The Company has implemented a formal Year 2000 program to determine the extent of its own Year 2000 exposures. As part of this program, through June 30, 1998 the Company made further progress in determining whether any of its operating systems (including its call center platform), products, equipment and machinery need modifications or replacement to be in compliance with the Year 2000. However, at this time, the Company still needs to complete its systematic assessment and testing of all its systems, products, equipment and machinery to determine compliance. The Company has designed its new call center platform to be in compliance with the Year 2000.

In addition, the Company has not yet completed its assessment of whether third parties with whom the Company has material relationships are Year 2000 compliant. The Company has initiated formal communications with such third parties to determine the extent to which the Company is vulnerable to those third parties' failure to resolve their own Year 2000 issue. Accordingly, the Company has not yet determined its Year 2000 compliance expense and related potential effect on the Company's earnings, and has not yet determined whether a contingency plan is necessary.

There can be no assurance at this point in the process that the cost of modifying or replacing its systems, products, equipment and machinery and of developing and implementing contingency plans in the event such modifications and replacements have not been completed or made and the Year 2000 problems of third parties with whom the Company has material relationships have not been remedied, would not have a material adverse effect on the Company's business, financial condition or results of operations.

PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 20, 1998. The stockholders of the Company elected members of the Board of Directors, approved an amendment to the Company's Articles of Organization increasing the authorized number of shares of Common Stock from 10,000,000 to 20,000,000, and ratified the selection of PricewaterhouseCoopers LLP as the Company's auditors for 1998.


                                                               NUMBER OF SHARES OF COMMON STOCK
                                               ---------------------------------------------------------
                                                                                                  BROKER
                                                  FOR          AGAINST         ABSTAINED       NON-VOTES
                                               ---------       -------         ---------       ---------
Susan S. Bailis                                5,411,279             -            21,987               -
Carolyn C. Roberts                             5,410,579             -            21,687               -
Gordon C. Vineyard, M.D.                       5,411,870             -            21,346               -

Amendment to Articles of Organization          5,177,269       239,774            16,223               -

Selection of PricewaterhouseCoopers LLP        5,423,098         7,400             2,768               -


ITEM 5.   OTHER INFORMATION

Persons named in the Company's proxy for the 1999 Annual Meeting of Stockholders will have discretionary authority to vote on any matter proposed by a stockholder for consideration at the 1999 Annual Meeting that is not included in the Company's proxy statement relating to such meeting if the Company has not received notice of such proposal by February 25, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended June 30, 1998. A Form 8-K was filed on August 5, 1998.

     (b) Exhibits - The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page 16 hereof.

                            LIFELINE SYSTEMS, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 12, 1998                            LIFELINE SYSTEMS, INC.
---------------                            ----------------------
Date                                       Registrant



                                           /s/ Ronald Feinstein
                                           -----------------------
                                           Ronald Feinstein
                                           Chief Executive Officer



                                           /s/ Dennis M. Hurley
                                           -----------------------
                                           Dennis M. Hurley
                                           Vice President of Finance and
                                           Administration, Principal Financial
                                           and Accounting Officer

                                 EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

                                                             SEC DOCUMENT
EXHIBIT NO.                      EXHIBIT                     REFERENCE
-------------  -------------------------------------    ---------------------
EXHIBIT 3.     ARTICLES OF INCORPORATION AND BY-LAWS

3.4            Articles of Amendment of Lifeline
                Systems, Inc.

EXHIBIT 4.     INSTRUMENTS DEFINING THE RIGHTS OF
               SECURITY HOLDERS

4.2            Shareholder Rights Plan                  8-K dated August 5, 1998
                dated July 24, 1998

EXHIBIT 10.    MATERIAL CONTRACTS

10.51          Revolving Line of Credit between State
                Street Bank and Trust Company and the
                Registrant, dated April 22, 1998

10.52          First amendment to lease agreement
                between Registrant and Bishop/Clark
                Associates Limited Partnership
                dated June 30, 1998