Form 10-Q
period 1998-09-30
LIFELINE SYSTEMS INC
filed 1998-11-13
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998          Commission File Number 0-13617

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

Number of shares outstanding of the registrant's class of common stock as of October 31, 1998: 5,826,181

                            LIFELINE SYSTEMS, INC.
                                     INDEX



                                                                    PAGE

PART I.  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

   Consolidated Balance Sheets - September 30, 1998
          and December 31, 1997                                       3

   Consolidated Statements of Income and Comprehensive
          Income - Three and nine months ended
          September 30, 1998 and 1997                                 4

   Consolidated Statements of Cash Flows - Nine months
          ended September 30, 1998 and 1997                           5

   Notes to Consolidated Financial Statements                       6-8

  ITEM 2.

   Management's Discussion and Analysis of Results of
          Operations and Financial Condition                       9-17

PART II.  OTHER INFORMATION


  ITEM 6.

     Exhibits and Reports on Form 8-K                                17

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                     September 30,         December 31,
                                                                         1998                  1997
                                                                     -------------         ------------
ASSETS
Current assets:
      Cash and cash equivalents                                      $       3,626         $      2,019
      Short-term investments                                                 7,984                5,850
      Accounts receivable, net                                               6,403                7,406
      Inventories                                                            1,350                1,375
      Net investment in sales-type leases                                    1,611                1,444
      Other current assets                                                   1,295                1,045
      Deferred income taxes                                                  2,498                2,209
                                                                     -------------         ------------
          Total current assets                                              24,767               21,348

Property and equipment, net                                                 17,899               15,435
Goodwill, net                                                                  127                  192
Net investment in sales-type leases                                          5,797                4,641
Other assets                                                                   424                  653
                                                                     -------------         ------------
          Total assets                                               $      49,014             $ 42,269
                                                                     =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                               $         567         $      1,352
      Accrued expenses                                                       3,356                1,954
      Accrued payroll and payroll taxes                                      1,787                1,753
      Accrued income taxes                                                     795                  229
      Deferred revenues                                                        697                  714
      Product warranty and other current liabilities                           797                  702
      Accrued restructuring charge                                           1,725                2,324
                                                                     -------------         ------------
          Total current liabilities                                          9,724                9,028

Deferred income taxes                                                        3,411                2,136
Deferred compensation                                                        1,331                  975
Other non-current liabilities                                                  233                  413

Commitments
Stockholders' equity:
      Common stock, $.02 par value, 20,000,000 shares
          authorized, 6,418,729 shares issued at
          September 30, 1998 and 6,375,750 shares
          issued at December 31, 1997                                          128                  128
      Additional paid-in capital                                            16,828               16,340
      Retained earnings                                                     21,551               17,449
                                                                     -------------         ------------
                                                                            38,507               33,917
      Less: treasury stock at cost, 592,548 shares at
          September 30, 1998 and December 31, 1997                          (4,028)              (4,028)
          Note receivable - officer                                           (100)                (100)
          Cumulative translation adjustment                                    (64)                 (72)
                                                                     -------------         ------------
          Total stockholders' equity                                        34,315               29,717
                                                                     -------------         ------------
          Total liabilities and stockholders' equity                 $      49,014         $     42,269
                                                                     =============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                   (In thousands except for per share data)

                                                          Three months ended                      Nine months ended
                                                             September 30,                           September 30,
                                                  ----------------------------------     -----------------------------------
                                                        1998               1997                1998                1997
                                                  ---------------     --------------     ---------------     ---------------
Revenues
      Services                                    $         9,990     $        8,252     $        28,490     $        23,372
      Net product sales                                     5,949              5,648              17,746              17,758
      Finance and rental income                               347                285               1,019                 854
                                                  ---------------     --------------     ---------------     ---------------

          Total revenues                                   16,286             14,185              47,255              41,984
                                                  ---------------     --------------     ---------------     ---------------

Costs and expenses
      Cost of services                                      5,549              4,474              16,160              12,630
      Cost of sales                                         1,599              1,461               4,818               4,822
      Selling, general, and administrative                  6,400              5,802              18,653              17,938
      Research and development                                291                433               1,066               1,321
                                                  ---------------     --------------     ---------------     ---------------

          Total costs and expenses                         13,839             12,170              40,697              36,711
                                                  ---------------     --------------     ---------------     ---------------

Income from operations                                      2,447              2,015               6,558               5,273
                                                  ---------------     --------------     ---------------     ---------------

Other income, net                                              68                114                 298                 459
                                                  ---------------     --------------     ---------------     ---------------

Income before income taxes                                  2,515              2,129               6,856               5,732
Provision for income taxes                                  1,009                840               2,754               2,262
                                                  ---------------     --------------     ---------------     ---------------

Net income                                                  1,506              1,289               4,102               3,470

Other comprehensive income, net of tax
      Foreign currency translation adjustments                 17                  -                   5                   1
                                                  ---------------     --------------     ---------------     ---------------

Comprehensive income                              $         1,523     $        1,289     $         4,107     $         3,471
                                                  ===============     ==============     ===============     ===============

Net income per weighted average share:
      Basic                                       $          0.26     $         0.22     $          0.71     $          0.61
                                                  ===============     ==============     ===============     ===============
      Diluted                                     $          0.24     $          0.21    $          0.66     $          0.56
                                                  ===============     ==============     ===============     ===============
Weighted average shares:
      Basic                                                 5,826              5,747               5,811               5,721
                                                  ===============     ==============     ===============     ===============
      Diluted                                               6,242              6,250               6,258               6,252
                                                  ===============     ==============     ===============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                               Nine months ended
                                                                                 September 30,
                                                                       ----------------------------------
                                                                            1998                1997
                                                                       --------------     ---------------
Cash flows from operating activities:
      Net income                                                       $        4,102     $         3,470
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization                                         3,103               2,853
          Deferred compensation                                                   356                 300
          Deferred income taxes                                                   986                 697
      Changes in operating assets and liabilities:
          Accounts receivable                                                     953                (511)
          Inventories                                                              25                (397)
          Net investment in sales-type leases                                  (1,323)             (1,170)
          Prepaid expenses, other current assets and other assets                 (21)               (708)
          Accounts payable, accrued expenses and other liabilities                597               1,252
          Accrued income taxes                                                    574                 561
          Accrued restructuring charge                                           (599)                  -
                                                                       --------------     ---------------
               Net cash provided by operating activities                        8,753               6,347
                                                                       --------------     ---------------

Cash flows from investing activities:
      Purchases of investments                                                 (8,826)             (8,429)
      Sales and maturities of investments                                       6,692               8,682
      Additions to property and equipment                                      (5,527)             (8,345)
                                                                       --------------     ---------------

               Net cash used in investing activities                           (7,661)             (8,092)
                                                                       ---------------    ---------------

Cash flows from financing activities:
      Principal payments under capital lease obligations                           (9)                 (9)
      Proceeds from issuance of common stock                                      488                 505
      Purchase of treasury stock                                                    -              (1,107)
      Issuance of treasury stock                                                    -                   2
      Repayment of note receivable, officer                                         -                 250
                                                                       --------------     ---------------

               Net cash provided by (used in) financing activities                479                (359)
                                                                       --------------     ---------------

Effect of foreign exchange on cash                                                 36                  26
                                                                       --------------     ---------------
Net increase (decrease) in cash and cash equivalents                            1,607              (2,078)
Cash and cash equivalents at beginning of period                                2,019               3,030
                                                                       --------------     ---------------
Cash and cash equivalents at end of period                             $        3,626     $           952
                                                                       ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of September 30, 1998 and the consolidated results of its operations and cash flows for the nine months ended September 30, 1998 and 1997.

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

     The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

2.   Details of certain balance sheet captions are as follows (in thousands):

                                                              September 30,             December 31,
                                                                   1998                     1997
                                                           -----------------        -----------------
Inventories:
     Purchased parts and assemblies                            $    539                 $    827
     Work-in-process                                                378                      391
     Finished goods                                                 433                      157
                                                               --------                 --------
                                                               $  1,350                 $  1,375
                                                               ========                 ========

Property and equipment:
     Equipment                                                 $ 10,713                 $ 10,410
     Furniture and fixtures                                         681                      659
     Equipment leased to others                                   8,915                    7,195
     Equipment under capital leases                               1,035                    1,035
     Leasehold improvements                                         754                      751
     Capital in progress                                         11,036                    8,319
                                                               --------                 --------
                                                                 33,134                   28,369
     Less: accumulated depreciation and amortization            (15,235)                 (12,934)
                                                               --------                 --------
                                                               $ 17,899                 $ 15,435
                                                               ========                 ========

3.  The calculation of per share earnings is as follows:

(In thousands except per share figures)

                                                          Three months ended             Nine months ended
                                                             September 30,                  September 30,
                                                       ------------------------       ------------------------
                                                          1998          1997             1998          1997
                                                       ----------     ---------       ----------    ----------
Basic:
------
Net income                                             $    1,506    $    1,289       $    4,102    $    3,470
Weighted average common shares outstanding                  5,826         5,747            5,811         5,721

Net income per share, basic                            $     0.26    $     0.22        $    0.71    $     0.61
                                                       ==========    ==========        =========    ==========

Diluted:
--------
Net income                                             $    1,506    $    1,289        $   4,102    $    3,470

Weighted average common shares outstanding                  5,826         5,747            5,811         5,721
Common stock equivalents                                      416           503              447           531
                                                       ----------     ---------       ----------    ----------
Total weighted average shares                               6,242         6,250            6,258         6,252

Net income per share, diluted                          $     0.24     $    0.21       $     0.66    $     0.56
                                                       ==========    ==========        =========    ==========


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

5. The Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 18, 1998 with Protection One, Inc. and a subsidiary of Protection One, Inc. (the "Merger Sub"), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company will be merged with and into the Merger Sub. In connection with the merger, each share of the Company's common stock will be converted into the right to receive $14.50 plus a certain number of shares of the common stock of a newly formed holding company for Protection One, based on the average closing price of Protection One's common stock prior to the consummation of the transaction and adjusted for a variable exchange rate. The number of shares of Protection One holding company common stock to be received by the Company's stockholders will be based on the average closing price of Protection One common stock for the ten days ending three days prior to the company's shareholder meeting to be held in connection with the transaction (the "Average Closing Price"). The number of shares of holding company common stock to be received by the Company's shareholders per share of the Company's common stock will be as follows:



    (A)  1.7857 if the Average Closing Price is less than $7.00;
    (B) the quotient obtained by dividing (x) $12.50 by (y) the Average Closing Price, if the Average Closing Price is equal to or greater than $7.00 but less than $8.19;
    (C) 1.5263 if the Average Closing Price is equal to or greater than $8.19 but less than $9.50;
    (D) the quotient obtained by dividing (x) $14.50 by (y) the Average Closing Price, if the Average Closing Price is equal to or greater than $9.50 but less than $11.00; and
    (E)  1.3182 if the Average Closing Price is equal to or greater than $11.00.

    Based on the closing stock price of Protection One common stock on October 16, 1998, each share of the Company's common stock would have been converted to the right to receive shares of holding company common stock worth approximately $15.24. The acquisition will be accounted for as a purchase and is intended to qualify as a tax-free reorganization to the extent of the holding company common stock received in the transaction. The merger is conditioned upon, among other things, approval by shareholders of the Company and Protection One, and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement has been approved by the boards of directors of Protection One and the Company, and the merger is expected to be completed in early 1999.

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 1998 were $16.3 million, a 15% increase over total revenues of $14.2 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, total revenues were $47.3 million, up 13% over revenues of $42.0 million during the same period in 1997.

Service revenues, which grew 21% to $10.0 million for the three months ended September 30, 1998 and 22% to $28.5 million for the nine months ended September 30, 1998, represented 60% of the Company's year to date total revenues. This increase reflects the Company's strategy of growing the service business. The Company is now monitoring approximately 223,000 subscribers as of September 30, 1998, 21% more than the nearly 184,000 subscribers monitored at September 30, 1997. The Company's ability to sustain the current level of service revenue growth depends on its ability to expand the market for its personal response services, convert community hospital programs to service provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and physically challenged will be a factor in enabling the Company to meet this challenge.

Net product revenues for the second quarter of 1998 increased 5% to $5.9 million as compared to $5.6 million for the second quarter of 1997. For the nine months ended September 30, 1998, net product revenues remained consistent with the nine months ended September 30, 1997 at $17.8 million. For the first nine months of 1998, the Company has been able to maintain its product sales while continuing with its strategy of providing the hardware as part of the monthly service fee to support the transition to a service oriented business. However, the Company expects declining product sales in future periods as it continues packaging products and services into a single service offering.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, increased 22% for the second quarter of 1998 to $347,000, from $285,000 for the same period last year. For the nine months ended September 30, 1998, finance and rental income rose 19% to $1.0 million as compared to $854,000 for the nine months ended September 30, 1997. The increase is a result of the continued growth of the Company's internally managed and funded leasing program. The Company believes that the retention of new leases in its own portfolio will result in an increase in finance income for the remainder of 1998.

Cost of services, as a percentage of service revenues, was 56% for the three months ended September 30, 1998 as compared to 54% for the three months ended September 30, 1997. For the nine months ended September 30, 1998, cost of services was 57% of year to date service revenues, as compared to 54% for the same period last year. Cost of services remains high due to continued investments in personnel and additional costs of employee retention and recruiting initiatives. These additional costs are associated with the planned relocation of the Company's monitoring facility as part of the move of the Company's headquarters to Framingham, Massachusetts. The Company is also incurring higher costs associated with continued systems enhancements to support its current service infrastructure pending the introduction of its approximately $12 million new call center platform. Through September 30, 1998, the Company has invested nearly $10.0 million towards this new platform. Cost of services is expected to be impacted, commencing in 1999, by the depreciation of these investments.

Cost of sales was 27% of net product sales for the three and nine months ended September 30, 1998, as compared with 26% and 27% for the same respective periods a year ago. The Company continues to strive to maintain its cost of sales at a consistent percentage, although the Company believes that cost of sales will increase as a percentage of net product sales as net product sales continue to decline.

Selling, general, and administrative expenses decreased as a percentage of total revenues to 39% for the three and nine months ended September 30, 1998 as compared to 41% and 43% of total revenues for the same respective periods in 1997. The improvement in selling, general, and administrative expenses is mainly due to the Company effectively reducing such costs as a percentage of total revenues in 1998, coupled with the significant decrease in amortization expense because of the write-off of goodwill, reflected in the reorganization charge taken in the fourth quarter of 1997. The dollar increase in actual expenses to $18.7 million for the nine months ended September 30, 1998 from $17.9 million for the same period in 1997 was largely attributable to salaries and related fringe benefits due to the overall increase of the Company's employee base. The Company now employs approximately 600 employees, 20% more than the nearly 500 employees at September 30, 1997.

Research and development expenses were 2% of total revenues for the quarter and nine months ended September 30, 1998 as compared to 3% of total revenues for the quarter and nine months ended September 30, 1997. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at approximately a consistent percentage of total revenues for the remainder of 1998.

The Company's effective tax rate was 40.2% for the nine months ended September 30, 1998 compared to 39.5% for the nine months ended September 30, 1997. The increase in the Company's rate was mainly due to the decrease of tax exempt interest income from the Company's marketable securities portfolio.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998, the Company's portfolio of cash, cash equivalents, and investments increased $3.7 million to $11.6 million at September 30, 1998 from $7.9 million at December 31, 1997. The increase was mainly attributable to profitable operations of $8.5 million and enhanced collection efforts during 1998 on its accounts receivable portfolio resulting in cash flow of approximately $1.0 million. These cash flows were in part offset by continued purchases of property and equipment of $5.5 million for the first nine months of 1998. These purchases were associated with the continued development of the Company's new response center platform at its primary monitoring facility, Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs, and expenditures associated with the Company's anticipated move to a new corporate facility. With the growth of the Company's leasing portfolio, it also had a net cash outlay of approximately $1.3 million for the nine months ended September 30, 1998 to fund this program.

In 1998, the Company will continue to use its cash and marketable securities as it continues to invest approximately $12 million in its new response center platform. The Company has invested nearly $10.0 million through September 30, 1998 and anticipates it will spend the remaining balance through the first quarter of 1999 as it develops a flexible, scaleable, and fault tolerant response center platform at its primary monitoring facility to support its growing subscriber base.

In April, 1998, the Company obtained a $10.0 million line of credit. This credit agreement contains a number of covenants, including requirements that the Company maintain certain levels of financial performance and capital structure, limitations on the Company's capital and other expenditures, and restrictions on the Company's capacity to obtain additional debt financing. This line of credit matures on June 30, 2004, and no amounts were outstanding as of September 30, 1998.

In November, 1997, the Company entered into a ten-year lease for an 84,000 square foot facility in Framingham, MA for its corporate headquarters. The Company expects to occupy this new facility beginning in early 1999. Annual rental payments under the lease approximate $775,000. The lease contains two five-year options to renew at the end of the initial lease term. The Company is currently evaluating possible alternatives for its existing lease. The Company has spent approximately $450,000 through September 30, 1998 for capital expenditures associated with the move and expects to spend an additional $2.0 million for capital expenditures associated with the move through the first quarter of 1999.

In October, 1998, the Company entered into a five-year lease to rent an additional 16,000 square feet of a facility located in Framingham, MA for its repair, shipping and receiving departments. The Company intends to occupy this new facility in early 1999. Annual rental payments will be approximately $79,000. The lease contains two five-year options to renew at the end of the initial lease term.

In July, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan in which common stock purchase rights will be distributed as a dividend at the rate of one Right for each share of the Company's Common Stock outstanding as of the close of business on August 3, 1998. This plan was adopted as a means of deterring possible coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. In connection with the Merger Agreement described below an amendment to this Rights Plan was adopted on October 18, 1998, providing, in part, that Protection One and its Affiliates are not Acquiring Persons, that no Distribution Date, Stock Acquisition Date, or Triggering Event shall be deemed to have occurred, and that no holder of Rights is entitled to exercise such Rights (as all such terms are defined in the Rights Plan), by virtue of the execution of the Merger Agreement. Unless the Rights are redeemed or exchanged earlier, they will expire on July 24, 2008.

The Company expects that funding requirements for operations and in support of future growth will be met primarily from operating cash flow, and existing cash and short term investments. The Company expects these sources will be sufficient to finance the cash needs of the Company through 1999 including the continued investment in its new response center platform, the 1999 move to its new corporate headquarters, the requirements of its internally funded lease financing program, potential acquisitions, stock repurchases, and other investments in support of its current business.

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

SUBSEQUENT EVENT

The Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 18, 1998 with Protection One, Inc. and a subsidiary of Protection One, Inc. (the "Merger Sub"), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company will be merged with and into the Merger Sub. In connection with the merger, each share of the Company's common stock will be converted into the right to receive $14.50 plus a certain number of shares of the common stock of a newly formed holding company for Protection One, based on the average closing price of Protection One's common stock prior to the consummation of the transaction and adjusted for a variable exchange rate. The number of shares of Protection One holding company common stock to be received by the company's stockholders will be based on the average closing price of Protection One common stock for the ten days ending three days prior to the company's shareholder meeting to be held in connection with the transaction (the "Average Closing Price"). The number of shares of holding company common stock to be received by the Company shareholders per share of the Company's common stock will be as follows:

    (A)  1.7857 if the Average Closing Price is less than $7.00;
    (B) the quotient obtained by dividing (x) $12.50 by (y) the Average Closing Price, if the Average Closing Price is equal to or greater than $7.00 but less than $8.19;
    (C) 1.5263 if the Average Closing Price is equal to or greater than $8.19 but less than $9.50;

    (D) the quotient obtained by dividing (x) $14.50 by (y) the Average Closing Price, if the Average Closing Price is equal to or greater than $9.50 but less than $11.00; and
    (E)  1.3182 if the Average Closing Price is equal to or greater than $11.00.

Based on the closing stock price of Protection One common stock on October 16, 1998, each share of the Company's common stock would have been converted to the right to receive shares of holding company common stock worth approximately $15.24. The acquisition will be accounted for as a purchase and is intended to qualify as a tax-free reorganization to the extent of the holding company common stock received in the transaction. The merger is conditioned upon, among other things, approval by shareholders of the Company and Protection One, and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement has been approved by the boards of directors of Protection One and the Company, and the merger is expected to be completed in early 1999.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

The Company entered into the Merger Agreement with Protection One, Inc. and a subsidiary of Protection One, Inc. (the "Merger Sub"), pursuant to which, subject to the terms and conditions of the Merger Agreement, the company will be merged with and into the Merger Sub and the outstanding capital stock of the Company will be converted into the right to receive $14.50 plus a certain number of shares of the common stock of a newly formed holding company for Protection One. The Merger is conditioned upon, among other things, approval by shareholders of the Company and Protection One, and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and, accordingly, there can be no assurance that the Merger will be consummated. If the Merger is not consummated, there can be no assurance that the Company's results of operations and financial condition will not have been adversely affected by the Merger negotiations or the announcement of the Merger, or by other factors.

Pursuant to the Merger Agreement, the outstanding capital stock of the Company will be converted into the right to receive $14.50 plus a certain number of shares of the common stock of a newly formed holding company for Protection One. As a result, if the Merger is consummated, stockholders of the Company will become stockholders of the holding company, and as such will have the risks associated with an investment in that company.

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

The Company anticipates moving to new corporate headquarters beginning in early 1999. The new facility is approximately 20 miles from the Company's current headquarters. There can be no assurance that the move will not have a material adverse effect on the Company's business, financial condition or results of operations, including as a result of employee attrition, and the Company is actively addressing potential issues.

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

The Company's monitoring operations are concentrated principally in its corporate headquarters facility. Although the Company believes that it has constructed safeguards to protect against system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, the 1999 move to new corporate headquarters, or other similar events or for any other reason, could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in computer programs that have date-sensitive software recognizing a date using "00" as the year 1900 rather than the year 2000. Such errors could cause a system failure or miscalculations causing disruptions of operations, including, among other things, an inability to respond to subscriber calls, send invoices, or engage in similar normal business activities.

The Company has implemented a formal six-phase Year 2000 program to determine the extent of its own Year 2000 exposures. The Awareness Phase is ongoing and involves continuous communication, both internally and externally with customers and vendors. The Assessment Phase identifies the Company's products, services and equipment which contain micro-controllers, as well as all information technology hardware and software to identify two-digit year exposures. The Planning Phase is the Company's decision-making phase, and it prioritizes the schedule of resolutions to be implemented. In the Resolution Phase, the Company will modify, replace or retire systems where necessary. The Testing Phase tests the Company's readiness to roll out its results. Finally the Rollout Phase implements the entire process into production.

The Company has utilized internal resources to test all products that it currently manufactures for Year 2000 issues. This product testing phase has revealed only minor product behaviors in date keeping that do not, in the Company's judgment, cause operational failure relating to the year 2000. The Company has provided its customers with written information on how to correct such Year 2000 conditions.

The Company's information technology systems, which include its networks, desktops, data servers and applications, are being analyzed and tested for Year 2000 compliance. The Company has designed its new call center platform to be in compliance with the Year 2000. The Company is currently completing the Assessment Phase of its remaining information technology systems. Of all of the Company's material systems, software replacements and upgrades in the ordinary course of business (without acceleration for Year 2000 issues) have enhanced the Company's Year 2000 readiness without incremental costs. Of its existing desktop computers, the Company believes that approximately 90% are Year 2000 compliant with the remaining 10% requiring some modification to ensure Year 2000 compliance. The Company anticipates that these Year 2000 modifications will be completed during 1999.

The Company is moving to new corporate headquarters in early 1999. As part of this process, the Company is confirming that all embedded systems contained in its new building, such as its elevators, heating, air conditioning and security systems, are Year 2000 compliant.

The Company has categorized its manufacturing equipment and systems as either mission-critical or non-mission-critical. To date, the Company believes that its mission-critical equipment and systems are Year 2000 ready. All of the identified non-mission-critical manufacturing equipment and systems are either not affected by the Year 2000 issue or are deemed to be Year 2000 ready.

The Company is completing its assessment of whether third parties with whom it has significant relationships are Year 2000 compliant. The Company sent formal communications to third parties to determine the extent to which the Company is vulnerable in the event those third parties fail to resolve their own Year 2000
issues.   Responses to these letters are still being received, but of those received to date, such third parties have informed the Company that they believe they are or will be Year 2000 ready. However, there can be no assurance that the systems of these companies on which the Company's systems rely will not experience problems associated with the Year 2000 and, if so, that such problems would not have a material adverse effect on the Company's business, financial condition, or results of operations.

The Company is in the process of identifying its most reasonably likely worst case Year 2000 scenario and developing contingency plans to minimize its exposure to such scenario. These plans could result in some expenditures, the exact amount of which is not known at this time. The contingency plans are expected to focus on preparing the Company for the inability of key third-party suppliers to resolve their own Year 2000 issues and the need to develop alternative suppliers.

Through September 30, 1998, the Company has had only limited expenditures related to Year 2000 issues, consisting principally of personnel costs incurred in the scope of normal operations. The costs of the Year 2000 project and the date on which the Company plans to complete the Year 2000 modifications, estimated to be during 1999, are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The Company believes that its principal Year 2000 risk is significant interruptions in basic services, such as telephone service and electricity, caused by third party suppliers that do not resolve their own Year 2000 issues. These disruptions could have a material adverse effect on the Company's monitoring operations, and accordingly, its business, financial condition or results of operations.

Based upon the Company's current progress in becoming Year 2000 ready, the Company believes it will complete necessary Year 2000 modifications and contingency plans during 1999. However, there can be no assurance that the Company will not need to incur material costs in order to complete necessary modifications and to develop and implement contingency plans to minimize its exposure to the Year 2000 problem. Any such costs, if incurred, or the Year 2000 problems of third parties with whom the Company has significant relationships, could have a material adverse effect on the Company's business, financial condition or results of operations.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Reports on Form 8-K - A Form 8-K was filed on August 5, 1998 and October 30, 1998.

  (b) Exhibits - The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page 19 hereof.

                             LIFELINE SYSTEMS, INC.

                                   SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 10, 1998                          LIFELINE SYSTEMS, INC.
-----------------                          ----------------------
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

EXHIBIT NO.   EXHIBIT                                 SEC DOCUMENT REFERENCE
-----------   -------                                 ----------------------

EXHIBIT 4.    INSTRUMENTS DEFINING THE RIGHTS OF
              SECURITY HOLDERS

4.3           Amendment Number 1 to Shareholder
              Rights Plan dated October 18, 1998

EXHIBIT 10.   MATERIAL CONTRACTS

10.53         Lease agreement between Registrant
              and Triangle Realty Trust dated
              August, 1998

10.54         Amended and Restated Agreement and
              Plan of Contribution and Merger
              dated October 28, 1998                  8-K dated October 30, 1998