Form 10-K405
period 1998-12-31
LIFELINE SYSTEMS INC
filed 1999-03-16
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1998          Commission File Number 0-13617

                            LIFELINE SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                      04-2537528
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

111 Lawrence Street, Framingham, Massachusetts            01702-8156
(Address of principal executive offices)                  (Zip Code)

                                (508) 988-1000
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:

                         Common stock $0.02 par value
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 26, 1999, 5,857,366 shares of the Registrant's Common Stock were outstanding and the aggregate market value as of such date of such Common Stock held by non-affiliates of the Registrant was approximately $153,023,687.

                              __________________

Exhibit index is located on pages 55 through 60 of this Report.

                                    PART I


ITEM 1.  Business

General

     Lifeline Systems, Inc. (the "Company") provides 24-hour personal response monitoring services to its subscribers, primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals. These subscribers communicate with the Company through products designed, manufactured and marketed by the Company, consisting principally of a communicator which connects to the telephone line in the subscriber's home and a personal help button, which is worn or carried by the individual subscriber and which, when activated, initiates a telephone call from the subscriber's communicator to the Company's central monitoring facilities. The Company believes it is a major provider of these services since it monitors approximately 229,000 subscribers as of December 31, 1998 and estimates it serves, along with community hospitals, more than 350,000 subscribers in a North American personal emergency response services market estimated by the Company to serve between 500,000 and 600,000 subscribers as of December 31, 1998.

Business Developments

     The Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 18, 1998, with Protection One, Inc. and a subsidiary of Protection One, Inc. (the "Merger Sub"), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company will be merged with and into the Merger Sub (the Company is the surviving entity). In connection with the merger, each share of the Company's common stock will be converted into the right to receive $14.50 plus a certain number of shares of the common stock of a newly formed holding company for Protection One, based on the average closing price of Protection One's common stock prior to the consummation of the transaction and adjusted for a variable exchange rate. The number of shares of Protection One holding company common stock to be received by the Company's stockholders will be based on the average closing price of Protection One common stock for the ten days ending three days prior to the Company's shareholder meeting to be held in connection with the transaction (the "Average Closing Price"). The number of shares of holding company common stock to be received by the Company shareholders per share of the Company's common stock will be as follows:

- 1.7857 if the Average Closing Price is less than $7.00;

- the quotient obtained by dividing (x) $12.50 by (y) the Average Closing Price, if the Average Closing Price is equal to or greater than $7.00 but less than $8.19;

- 1.5263 if the Average Closing Price is equal to or greater than $8.19 but less than $9.50;

- the quotient obtained by dividing (x) $14.50 by (y) the Average Closing Price, if the Average Closing Price is equal to or greater than $9.50 but less than $11.00; and

- 1.3182 if the Average Closing Price is equal to or greater than $11.00.

     Based on the Average Closing Price on February 26, 1999, each share of the Company's common stock would have been converted to the right to receive 1.5480 shares of holding company common stock. The acquisition will be accounted for as a purchase and is intended to qualify as a tax-free reorganization to the extent of the holding company common stock received in the transaction. The merger is conditioned upon, among other things, approval by shareholders of the Company and Protection One. On December 11, 1998, early termination of the waiting period provided by Section 7A(b)(1) of the Clayton Act and Section 803.10(b) of the premerger notification rules was granted. The Merger Agreement has been approved by the boards of directors of both Protection One and the Company, and the merger is expected to be completed in the second quarter of 1999.

     In February 1999, the Company began to move to its new corporate headquarters. The hew headquarters is an 84,000 square foot facility in Framingham, Massachusetts which will include its U.S. based monitoring operations. Annual base rental payments under the lease approximate $772,000. The lease contains two five-year options to renew at the end of the initial lease term. In October 1998, the Company entered into a five-year lease to rent an additional 16,000 square feet of a facility located in Framingham, Massachusetts to maintain its inventory. The Company intends to occupy this new facility in 1999. Annual base rental payments will be approximately $79,000. The lease contains two five-year options to renew at the end of the initial lease term.

     In February 1999, the Company negotiated a buyout of its old corporate headquarters facility lease. Pursuant to the arrangement, payments of approximately $1 million are expected to be made to the Company during 1999, as space becomes available in the old facility. Lifeline will record these payments as other income in 1999.

     In January 1999, the Company selected Ademco as the primary manufacturer for Lifeline equipment. Ademco, a division of Pittway Corporation, is an international manufacturer of electronic equipment. It is the largest contract manufacturer of equipment to the security industry and performs contract manufacturing for a large number of companies in related industries. This decision represents a change in the Company's manufacturing strategy, as it will no longer support a manufacturing site at its corporate location. All repair and distribution of the Company's hardware, however, will continue from its corporate headquarters. The Company anticipates that this strategic decision will result in technological innovation and significant cost savings opportunities.

     In November 1998 the Company completed the acquisition of the assets of AlertCall, Inc. of Amherst, New York. AlertCall was a distributor of the Company's personal response products and services.

Industry Segments

     The Company operates in one industry segment. Its operations consist of providing personal response services associated with those products it designs, manufactures, and markets. Foreign revenues, from Canada, comprised less than 10% of the Company's total revenues in 1998, and the Company has no significant tangible assets in foreign countries.

The Lifeline Service

     The Company's principal offering, called LIFELINE/R/, consists of a monitoring service utilizing equipment currently manufactured by the Company. The Company's monitoring service is a personal response service which provides 24-hour monitoring and personalized support to elderly individuals with medical or age-related conditions and to physically challenged individuals throughout the United States and

Canada. Through use of the LIFELINE service, individuals in need of help are able to signal monitoring personnel in one of the Company's response centers. These trained monitors identify the nature and extent of the subscriber's particular need and manage the situation by notifying the subscriber's friends, neighbors, and/or emergency personnel, as set forth in a predetermined protocol established by the subscriber. The Company also offers a version of its home monitoring service that provides social support for elderly individuals who live alone. This service allows trained monitoring personnel to often be in daily contact with these elders which can be an important social connection for these subscribers.

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

     The Company's primary monitoring center in Cambridge, Massachusetts is supported by its proprietary CORMIS(TM) software. CORMIS receives incoming signals from subscribers' communicators, matches and retrieves the appropriate subscriber data records from a central database, and routes both the call and the data record to monitoring personnel in the Lifeline Response Center. The Company continues with its significant investment in its new CareSystem call center platform to replace CORMIS. This call center platform is a specially designed computer and telecommunications hardware and software system used to identify, track and respond to subscriber calls. This new call center platform is expected to become operational in the first half of 1999.

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

     Lifeline also provides its local programs with a comprehensive set of monitoring and business support services, which reduces the program management responsibilities and administrative burden associated with a local monitoring center. In addition, the Company also provides the LIFELINE service directly to subscribers in the United States and to subscribers in Canada who do not have access to a local Lifeline program.

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

Customers

     The Company primarily markets its services and products to hospitals and other service providers in a variety of healthcare related fields. Hospitals, however, have historically been the Company's primary market. The Company believes that hospitals offer Lifeline's services and products to capture revenues from the sale of the service, improve healthcare for the communities they serve, enhance community relations, market other hospital services to the subscriber base, and/or contain healthcare costs by facilitating early discharge from the hospital and reducing the need for nursing home care.

Sales and Marketing

     The Company sells its services and products through its sales organization in the United States and Canada.

     In support of the sales effort, the Company's sales professionals assist the Company's service providers in developing a marketing plan for the Lifeline program, monitoring progress against that plan, and providing training to the provider's staff on the management of their local Lifeline program. Programs' marketing plans typically address the introduction of Lifeline's services to the service provider's key decision makers; the planning and delivery of presentations to community responders such as police, fire, and medical emergency professionals; and the development of local referral networks of elder care and other service organizations to position the LIFELINE service as part of a continued care plan. Lifeline personnel also provide continuing operational support, ongoing consultation, and program evaluations.

Source of Raw Materials

     The Company has historically manufactured all of its products, relying on outside vendors for components and enclosures. In January 1999, the Company selected Ademco, a division of Pittway Corporation, as the primary manufacturer for Lifeline equipment. Ademco is an international manufacturer of electronic equipment. It is the largest contract manufacturer of equipment to the security industry and performs contract manufacturing for a large number of companies in related industries. This decision represents a change in the Company's manufacturing strategy, as it will no longer support a manufacturing site at its corporate location. All repair and distribution of the Company's hardware, however, will continue from its corporate headquarters. The Company anticipates that this strategic decision will result in technological innovation and significant cost savings opportunities. However, there can be no assurance that the Company will realize the intended cost savings it anticipates, or that Ademco will not incur delays in manufacturing products for the Company as a result of process difficulties, component shortages or for other reasons. Any such delay could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

Research and Development

     Research and development continues to be an important strategic element for the Company and is geared towards enhancing and augmenting the Company's products and services. Research and development expenses were $1,470,000, $1,709,000, and $1,771,000, for the years ended December 31, 1998, 1997, and
1996, respectively.

Backlog/Seasonality

     Because of the nature of the Company's products, it endeavors to minimize the time that elapses from the receipt of a purchase order to the date of delivery of the products. Accordingly, the Company's backlog as of the end of any period represents only a portion of the Company's expected sales for the succeeding period and is not significant in understanding the Company's business. The Company does not believe that the industry in which it operates is seasonal.

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

Competition

     The Company believes that it is a major provider of personal response services and products since it monitors approximately 229,000 subscribers as of December 31, 1998 and estimates it serves, along with community hospitals, more than 350,000 subscribers in a North American personal emergency response services market estimated by the Company to serve between 500,000 and 600,000 subscribers as of December 31, 1998. Other companies offer services and products competitive with those offered by the Company. These companies offer personal response services on a regional or national basis through both healthcare providers and directly to the subscribers themselves.

     Although price is a competitive factor, the Company believes that its customers' main considerations in choosing a personal response service are the high quality of service and product performance and reliability; customer support and service; and reputation and experience in the industry. The Company believes it competes favorably with respect to these factors.

Employees

     As of February 28, 1999 the Company employed approximately 635 full-time and permanent part-time employees. None of the Company's employees is represented by a collective bargaining unit, and the Company believes its relations with its employees are good.

ITEM 2.  Properties

     In November 1997, the Company entered into a ten-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters, including its U.S. based monitoring operations. The Company began occupying this new facility in February 1999. Annual base rental payments under the lease approximate $772,000. The lease contains two five-year options to renew at the end of the initial lease term. The Company also leases facilities in other locations to support its field and Canadian operations.

     In February 1999, the Company negotiated a buyout of its old corporate headquarters facility lease. Pursuant to the arrangement, payments of approximately $1 million are expected to be made to the Company during 1999, as
space becomes available in the old facility.   Lifeline will record these
payments as other income in 1999.

     In October 1998, the Company entered into a five-year lease to rent an additional 16,000 square feet of a facility located in Framingham, Massachusetts to maintain its inventory. The Company intends to occupy this new facility in 1999. Annual base rental payments will be approximately $79,000. The lease contains two five-year options to renew at the end of the initial lease term.

ITEM 3.  Legal Proceedings

The Company is not party to any material litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

     Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Company as of December 31, 1998:

Name                        Position                                       Age
------------------------    -------------------------------------------    ---
L. Dennis Shapiro           Chairman of the Board                          65
Ronald Feinstein            President, Chief Executive Officer
                            and Director                                   52
Dennis M. Hurley            Vice President, Finance,
                            Chief Financial Officer, Treasurer             52
Heather E. Edelman          Vice President, Human Resources                51
John D. Gugliotta           Vice President, Operations                     51
Thomas E. Loper             Vice President, Customer Care                  49
Richard M. Reich            Vice President, Technology and Advanced
                            Services                                       51
Donald G. Strange           Vice President, Sales and Marketing            52
Norman B. Asher             Clerk                                          72

     L. Dennis Shapiro, Chairman of the Board, has served the Company in this capacity since 1978, and at various times, has served as President and Chief Financial Officer.

     Ronald Feinstein became an employee of the Company in September 1992 and became Executive Vice President and Chief Operating Officer in October 1992. He was appointed President and Chief Executive Officer in January 1993. Mr. Feinstein has served as a director of the Company since 1985. From January 1991 until September 1992, he was President and Chief Executive Officer of International Business Interiors.

     Dennis M. Hurley joined the Company in March 1995 as Vice President, Finance; Chief Financial Officer; and Treasurer. From November 1994 to February 1995, Mr. Hurley was Corporate Controller for C.P. Clare Corp., which is an electronics manufacturer. From 1977 to 1994, Mr. Hurley held various senior financial management positions with Avery Dennison, most recently as Group Controller for the Office Products Group.

     Heather E. Edelman joined the Company in June 1993 as Vice President, Human Resources. From 1989 through 1992, Ms. Edelman was Manager, Human Resources Programs for ROLM, which manufactures, markets and services telecommunications products and services.

     John D. Gugliotta has been Vice President, Operations since June 1990. Mr. Gugliotta had served as Vice President, Manufacturing since he joined the Company in August 1987.

     Thomas E. Loper serves as Vice President, Customer Care. He joined the Company in September 1995 as Vice President, Subscriber Services. From 1993 until 1995, Mr. Loper served as Area Vice President for Herman Miller, manufacturer of office furniture. Prior to that, he was President of Business Interiors, a division of International Business Interiors, from 1991 until 1993.

     Richard M. Reich has been Vice President, Technology and Advanced Services since August 1994. From June 1990 to August 1994, Mr. Reich had served as Vice President, Product Planning and Development. Since joining the Company in April, 1986 he had held the position of Vice President, Engineering.

     Donald G. Strange is Vice President, Sales and Marketing. He joined the Company in February 1993 as Vice President, Sales. From September 1992 to January 1993, Mr. Strange was Senior Vice President and General Manager of American Distribution System, which manages the distribution of prescription drugs and controlled substances. From 1969 to 1992, he was employed by Hoffman-La Roche, Inc., where he held various management positions in sales and marketing, most recently as National Director of Sales for its Roche Home Healthcare Services division.

     Norman B. Asher has been the Clerk of the Company since July 1978 and from 1965 until December 1997 was a partner of the law firm of Hale and Dorr LLP, which has been general counsel to the Company since 1976.

                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Quarterly Market Information and Related Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "LIFE." On February 26, 1999, the Company had 438 shareholders of record.

The table below reflects the high and low sales prices for 1998 and 1997.

                                                              High       Low
1997  First Quarter                                         $ 19.13    $ 16.50
      Second Quarter                                          20.50      16.00
      Third Quarter                                           20.50      17.00
      Fourth Quarter                                          25.25      18.00

1998  First Quarter                                         $ 25.38    $ 21.00
      Second Quarter                                          22.50      16.75
      Third Quarter                                           21.88      17.75
      Fourth Quarter                                          28.25      16.50

During the periods presented, the Company has not paid or declared any cash dividends on its common stock. While the payment of dividends is within the discretion of the Company's Board of Directors, the Company presently expects to retain all of its earnings for use in financing the future growth of the Company.

ITEM 6.  Selected Financial Data

Selected Financial Data

                                                      Years Ended December 31,
                                        -------------------------------------------------------
(In thousands, except per share data)      1998       1997        1996       1995        1994
                                           ----       ----        ----       ----        ----
OPERATING RESULTS

    Total revenues                        $ 64,410   $ 56,964   $ 50,223   $ 43,379   $ 36,141

    Income before taxes                      9,976      3,921      7,078      5,505      3,413

    Net income                               5,986      2,298      4,176      3,148      1,980

    Net income per share, diluted         $   0.95   $   0.37   $   0.67   $   0.51   $   0.34

    Diluted weighted average
      shares outstanding                     6,309      6,232      6,197      6,115      5,776


FINANCIAL POSITION (1)

                                                      Years Ended December 31,
                                        -------------------------------------------------------
                                           1998       1997        1996       1995        1994
                                           ----       ----        ----       ----        ----

    Working capital                       $ 13,361   $ 12,320   $ 14,003   $ 15,253   $ 14,971

    Total assets                            52,504     42,269     37,909     31,961     28,883

    Long-term debt                               6         16         25         32         85

    Stockholders' equity                    36,921     29,717      27,620    24,289     21,208

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

RESULTS OF OPERATIONS

1998 Compared with 1997

Total revenues for the year ended December 31, 1998 were $64.4 million, an increase of 13% compared with the $57.0 million recorded in 1997.

Service revenues, which grew 22% to $39.0 million for the year ended December 31, 1998, comprised 61% of the Company's total 1998 revenues, up from 56% in 1997. This increase in service revenue reflects the continued success of the Company's strategy to focus on subscriber growth and recurring service revenues. Accordingly, there was a 17% growth in the number of subscribers the Company monitors to approximately 229,000 at December 31, 1998 from approximately 196,000 at December 31, 1997. The increase in service revenues continues to be favorably impacted by the Company's strategy of packaging products and services into a single service offering, which resulted in higher per-subscriber service revenue. The Company's ability to sustain the current level of service revenue growth depends on its ability to expand the market for its personal response services, convert community hospital programs to service provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the high quality of its services, its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged and other potential opportunities afforded by its upcoming merger with Protection One will be factors in meeting this challenge.

Net product revenues totaled $24.0 million during 1998, representing a 1% increase over net product revenues in 1997 of $23.8 million. During 1998, the Company was able to maintain its product sales while continuing with its strategy of providing the hardware as part of the monthly service fee to support the transition to a service oriented business. However, the Company expects declining product sales in future periods as it continues packaging products and services into a single service offering.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, increased 20% to $1.4 million for the year ended December 31, 1998 as compared to the $1.2 million recorded in the previous year. The increase is the result of the continued growth and success of the Company's internally managed and funded leasing program. The Company believes that the retention of new leases in its own portfolio will increase finance income in future years.

Cost of services, as a percentage of service revenues, increased to 57% for the year ended December 31, 1998 from 56% for the year ended December 31, 1997.
Cost of services remains high due to continued investments in personnel and additional costs of employee retention and recruiting initiatives. These initiatives were associated with the relocation of the Company's monitoring facility as part of the move of the Company's headquarters to Framingham, Massachusetts. The Company also incurred higher costs associated with continued systems enhancements and support to maintain its current service infrastructure pending the implementation of its CareSystem call center platform. Total expenditures for this new information technology are expected to be approximately $12 million, of which nearly $10.7 million has been invested through December 31, 1998. These expenditures did not have an impact on 1998 results of operations since the platform is expected to be placed in service in 1999. However, cost of services is expected to be impacted, commencing in 1999, by the depreciation of these investments.

For the year ended December 31, 1998, cost of product sales as a percentage of product sales was 27%, versus 28% in the prior year. The improvement was largely due to further reductions in material costs from volume pricing discounts. The Company continues to strive to maintain its cost of sales at a consistent
percentage of net product sales.   In connection with the decision to outsource
its manufacturing function, as described above, the Company anticipates that this change in its manufacturing strategy will result in future cost savings opportunities resulting in lower cost of sales as a percentage of product sales.

Selling, general, and administrative expenses as a percentage of total revenues improved to 40% for the year ended December 31, 1998 from 41% for the year ended December 31, 1997. The improvement in selling, general, and administrative expenses is mainly due to the Company effectively reducing such costs as a percentage of total revenues in 1998. There was also a significant decrease in amortization expense because of the impairment of goodwill accounted for in the restructuring charge taken in the fourth quarter of 1997. The actual $2.5 million dollar increase to $25.7 million at December 31, 1998 from $23.2 million at December 31, 1997 was attributable to a variety of factors including increased spending associated with recruiting and hiring of employees as a result of the growth of the Company, higher operating costs for the Company's former corporate headquarters and increased sales and management bonuses relating to the improved 1998 performance. In 1998, the Company also met financial goals that caused certain stock options to vest. The Company therefore was required to record approximately $603,000 of compensation expense associated with these options.

Research and development expenses represented 2% of revenues in 1998 versus 3% in 1997. Research and development efforts are focused on ongoing product improvements, and the Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level.

As discussed in more detail in Note K to the financial statements, in December 1997, the Company approved a restructuring plan to improve operating efficiencies and reduce costs, and recorded a restructuring charge of $4.3 million on a pre-tax basis. During 1998, certain events occurred which resulted in changes to the Company's original estimates. These changes resulted in the reversal of approximately $200,000 of the original severance reserve in the second quarter of 1998 and the reversal of approximately $655,000 and $155,000 of the original reserves for its old lease commitment and the net book value of abandoned assets, respectively, in the fourth quarter of 1998.

The Company's effective tax rate was 40.0% for 1998, as compared to 41.4% in 1997. The decrease in the Company's rate was largely attributable to the decrease in Canadian earnings, lower amortization of non-deductible goodwill in Canada and lower state income taxes as a result of a favorable change in state apportionment rules in Massachusetts.

1997 Compared with 1996

Total revenues for the year ended December 31, 1997 were $57.0 million, an increase of 14% compared with the $50.2 million recorded in 1996.

Service revenues grew to $32.0 million of the Company's total revenues for the year ended December 31, 1997, compared to $24.2 million for the prior year. Service revenues comprised 56% of the Company's total revenues in 1997 up from 48% in 1996. This increase in revenue reflected the success of the Company's continued transition to a service-oriented business, with its focus on developing its base of subscribers and generating recurring service revenues.
As a result, there was a 26% growth in the number of subscribers the Company monitored to approximately 196,000 at December 31, 1997 from approximately 156,000 at December 31, 1996. The increase in subscribers continued to be driven principally by conversions of locally monitored programs to centralized monitoring provided by the Lifeline Response Center and growth of the Company's existing programs. The increase in service revenues was also favorably impacted by the Company's strategy of packaging products and services into a single service offering, which resulted in higher per-subscriber service revenue.

Net product revenues totaled $23.8 million during 1997, representing a 4% decrease over net product revenues in 1996 of $24.9 million. The decrease in 1997 was a result of the decline in the average selling price from 1996 levels because of a change in product mix sold to lower priced products coupled with volume discounts. In January 1997, the Company introduced the Classic Pendant/TM/, a new personal help button designed with particular emphasis on its fashion appeal. This new button did not have a material impact on 1997 product revenue.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, was consistent in 1997 with the $1.1 million recorded in the previous year. While customers continued to take advantage of the Company's internal leasing program in 1997, there was an unusually high number of leases expiring during the previous year ended December 31, 1996 that resulted in higher rental income in the prior year. Rental income is derived from the short-term rental of equipment from expired leases until such time the equipment is returned to the Company. The decline in rental income in 1997 was offset in part by an increase in finance income from leases maintained in the Company's portfolio which led to the consistent level achieved.

Cost of services, as a percentage of service revenues, increased to 56% for the year ended December 31, 1997 from 48% for the year ended December 31, 1996. The Company's continued investment in personnel enabled it to continue to provide a high level of service to its increasing subscriber base and resulted in higher cost of services for the Company in 1997. The Company also incurred higher costs associated with continued systems enhancements and support to maintain its current service infrastructure pending the introduction of its approximately $12 million new call center platform. Total expenditures for the development of the Company's new CareSystem call center platform did not have an impact on 1997 results of operations since the platform is expected to be placed in service in 1999.

For the year ended December 31, 1997, cost of product sales as a percentage of product sales was 28%, versus 33% in the prior year. The improvement was largely attributable to the continued utilization of new technology which reduced material costs, improvements in manufacturing processes, and the enhanced reliability of the Company's product which reduced the warranty costs compared to 1996 levels.

Selling, general, and administrative expenses as a percentage of total revenues improved to 41% for the year ended December 31, 1997 from 45% for the year ended December 31, 1996. The approximate $1.0 million increase in actual expenses year-over-year was attributable to a variety of factors associated with the growth of the Company. The Company's larger employee base in 1997 resulted in an increase in salaries and related fringe benefits as compared to the year ended December 31, 1996. Also, increased spending associated with the Company's employee recruitment efforts, higher operating costs for the Company's corporate headquarters, enhancements related to information systems, and the inclusion of a full year of costs associated with the July 1996 acquisition of CareTel, Inc. of Ontario, Canada attributed to the overall increased spending in 1997.

Research and development expenses represented 3% of revenues in 1997 versus 4% in 1996. Research and development efforts are focused on ongoing product improvements, and the Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level.

In the fourth quarter of 1997, the Company's management completed an overall strategy for the Company's future. In December 1997, the Company made several strategic decisions to effect a corporate reorganization to streamline operations and reduce costs. The two most critical components of the strategy were its fourth quarter announcement to relocate the Company's corporate headquarters and its significant investment in technology. In addition, and in conjunction with the strategy, the Company recorded a $4.3 million restructuring charge. There were three principal components of the charge recorded for the period ended December 31, 1997: $0.8 million of severance and related costs; $1.5 million of costs for the write down to fair value of certain property and equipment and lease commitments, net of sublease income, related to the relocation to a new corporate facility; and $2.0 million for the write down of impaired goodwill and certain equipment, in accordance with the provisions of SFAS 121, due to reorganization and closing of certain divisions within the Company.

The Company's effective tax rate was 41.4% for 1997, as compared to 41% in 1996. The increase in the Company's rate was largely attributable to the nondeductibility of the write down of the Canadian portion of goodwill and a higher Canadian tax rate.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1998, the Company's portfolio of cash, cash equivalents, and investments increased $1.5 million to $9.4 million at December 31, 1998 from $7.9 million at December 31, 1997. The increase was mainly attributable to profitable operations of $11.3 million offset by continued purchases of property and equipment and the use of $1.5 million, net of cash received on leases, to fund its internal leasing program. This level of funding for the internal leasing program compares to $1.6 million used in 1997 and $1.2 million used in 1996. The Company incurred expenditures for property and equipment of approximately $9.0 million in 1998. These purchases included $3.0 million spent for the continued development of the Company's new CareSystem response center platform at its primary monitoring facility; $2.9 million in equipment purchases for use in the development and manufacture of its products and services, as well as for Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs; and $2.5 million in expenditures (primarily leasehold improvements) associated with the Company's new corporate headquarters.

During 1998, the Company continued its investment in new information technology for its response center platform. The Company has invested nearly $10.7 million through December 31, 1998 and anticipates it will spend approximately an additional $1.3 million in 1999 as it develops a flexible, scaleable, and fault tolerant response center platform at its primary monitoring facility to support its growing subscriber base.

In November 1998 the Company completed the acquisition of the assets of AlertCall, Inc. of Amherst, New York. AlertCall was a distributor of the Company's personal response products and services. The purchase price was approximately $1.5 million. The acquisition was accounted for as a purchase transaction and, as a result, the Company recorded goodwill of approximately $1.1 million, which is being amortized over an estimated life of five years. The results of the acquired business have been included in the Company's consolidated financial statements from the date of the acquisition and did not have a material impact on 1998 operating results.

The Company's $4.0 million line of credit was obtained in January 1996 and expired in March 1998. No amounts were outstanding at the date of expiration. In April 1998, the Company obtained a $10.0 million line of credit. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0, and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. This line of credit matures on June 30, 2004, and no amounts were outstanding at December 31, 1998.

In November 1997, the Company entered into a ten-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters. The Company began occupying this new facility in February 1999. Annual base rental payments under the lease approximate $772,000. The lease contains two five-year options to renew at the end of the initial lease term. The Company has spent approximately $2.5 million through December 31, 1998 for capital expenditures (primarily leasehold improvements) associated with the move and expects to spend an additional $1.5 million in 1999.

In October 1998, the Company entered into a five-year lease to rent an additional 16,000 square feet of a facility located in Framingham, Massachusetts to maintain its inventory. The Company intends to occupy this new facility in 1999. Annual base rental payments will be approximately $79,000. The lease contains two five-year options to renew at the end of the initial lease term.

In July, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan in which common stock purchase rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock outstanding as of the close of business on August 3, 1998. This plan was adopted as a means of deterring possible coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. In connection with the Merger Agreement described in Note J, an amendment to this Rights Plan was adopted on October 18, 1998, providing, in part, that Protection One and its Affiliates are not Acquiring Persons, that no Distribution Date, Stock Acquisition Date, or Triggering Event shall be deemed to have occurred, and that no holder of Rights is entitled to exercise such Rights (as all such terms are defined in the Rights
Plan), by virtue of the execution of the Merger Agreement. Unless the Rights are redeemed or exchanged earlier, they will expire on July 24, 2008. No rights were exercised at December 31, 1998.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow and existing cash and marketable securities. The Company expects these sources will be sufficient to finance the cash needs of the Company through 1999 including the continued investment in its new response center platform, its move to a new corporate headquarters, the 1999 requirements of its internally funded lease financing program, any potential acquisitions and other investments in support of its current business. Company operations have historically provided a strong, positive cash flow, and the Company expects that its operations will continue to provide adequate liquidity to meet the Company's operational needs in the long term.

In June, 1997 the Financial Accounting Standards Board issued Statement No. 130 ("SFAS" 130), "Reporting Comprehensive Income." SFAS 130 requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, SFAS 130 requires that an amount representing total comprehensive income be reported. SFAS 130 will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company adopted SFAS 130 for fiscal year ending December 31, 1998.

In June, 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS" 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies are required to report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. As explained in more detail in Note L, the Company adopted SFAS 131 for fiscal year ending December 31, 1998.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

The Company entered into the Merger Agreement with Protection One, Inc. and a subsidiary of Protection One, Inc. (the "Merger Sub"), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company will be merged with and into the Merger Sub and the outstanding capital stock of the Company will be converted into the right to receive $14.50 plus a certain number of shares of the common stock of a newly formed holding company for Protection One. The Merger is conditioned upon, among other things, approval by shareholders of the Company and Protection One. Accordingly, there can be no assurance that the Merger will be consummated. If the Merger is not consummated, there can be no assurance that the Company's results of operations and financial condition will not have been adversely affected by the Merger negotiations or the announcement of the Merger, by the passage of time following the signing of the Merger Agreement, or by other factors. If the Merger is consummated, stockholders of the Company will become stockholders of the holding company, and as such will have the risks associated with an investment in that company.

In January 1999, the Company selected Ademco as the primary manufacturer for Lifeline equipment. This decision represents a change in the Company's manufacturing strategy, as it will no longer support a manufacturing site at its corporate location. There can be no assurance that the Company will realize the intended cost savings it anticipates, or that Ademco will not incur delays in manufacturing products for the Company as a result of process difficulties, component shortages or for other reasons. Any such delay could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

The Company is in the process of developing its new CareSystem call center platform and may experience risks and uncertainties associated with the development and implementation of new information technologies. These include the risks that such development and implementation effort may not be completed on schedule, or at all, or within budget, or that future developments in information technology will render the Company's system non-competitive; the risks that the Company does not realize the intended benefits from the new system, once completed; and the uncertainty associated with the substantial commitment of funds to the development effort, including the risks that the Company will have available significantly less cash to finance its operations, other capital expenditures and future growth, including acquisitions. The Company's existing call center platform, CORMIS, which is being replaced by the new CareSystem platform, may not be Year 2000 compliant. Because the Company expects to implement CareSystem during 1999, the Company has not devoted resources to making CORMIS Year 2000 compliant.

The Company has recently moved to new corporate headquarters. The new facility is approximately 20 miles from the Company's former headquarters. There can be no assurance that the move will not have a material adverse effect on the Company's business, financial condition or results of operations, including as a result of employee attrition.

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

The Company's equipment sales have continued to decline as a result of its strategy of combining service and hardware offerings to support the transition to a service oriented business. There can be no assurance that service revenue will increase at a rate sufficient to offset the expected decrease in equipment sales.

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

The Company sells a significant portion of its products to healthcare providers that establish their own Lifeline programs. These healthcare providers typically rent, rather than sell, the Lifeline products to subscribers and accordingly following such time as a product is no longer used by a subscriber, it is returned to the healthcare provider and becomes available for rent to another subscriber. As a result of this use and reuse of the Company's products, sales of such products are dependent on growth in the number of subscribers and on the ability of the Company to encourage its healthcare provider customers to replace their existing inventory by continuing to enhance its products with new features.

The Company's monitoring operations are concentrated principally in its corporate headquarters facility. Although the Company believes that it has constructed safeguards to protect against system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, its continued move to new corporate headquarters, or other similar events or for any other reason, could have a material adverse effect on the Company's business, financial condition, or results of operations.

The Company believes that its future success will depend in large part upon its ability to attract and retain key personnel, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In particular, the Company believes that its recent move to new corporate headquarters and its pending acquisition by Protection One may result in employee resignations and is actively addressing this possibility.

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

The Company has implemented a formal six-phase Year 2000 program to determine the extent of its own Year 2000 exposures. The Awareness Phase is ongoing and involves continuous communication, both internally and externally with customers and vendors. The Assessment Phase identifies the Company's products, services and equipment that contain micro-controllers, as well as all information technology hardware and software to identify two-digit year exposures. The Planning Phase is the Company's decision-making phase, and it prioritizes the schedule of resolutions to be implemented. In the Resolution Phase, the Company will modify, replace or retire systems where necessary. The Testing Phase tests the Company's readiness to roll out its results. Finally the Rollout Phase implements the entire process into production.

The Company has utilized internal resources to test all products that it currently manufactures for Year 2000 issues. This product-testing phase has revealed only minor product behaviors in date keeping that do not, in the Company's judgment, cause operational failure relating to the year 2000. The Company has provided its customers with written information on how to correct such Year 2000 conditions.

The Company's information technology systems, which include its networks, desktops, data servers and applications, are being analyzed and tested for Year 2000 compliance. The Company has designed its new CareSystem call center platform to be in compliance with the Year 2000. The Company began to transition subscribers to its new CareSystem platform in February 1999. The Company has performed extensive testing on its CareSystem technology with successful results. The Company believes that it will incur a smooth transition of its subscribers during 1999 and believes that the implementation of its new platform will be complete during the first half of 1999. However, there can be no assurance that the implementation effort will be completed on schedule, or at all. The Company has not allocated any resources for its current CORMIS monitoring platform to ensure that it is Year 2000 ready. As a result, there can be no assurance that the Company will not need to incur material costs in order to ensure that the CareSystem monitoring platform is operational in 1999. The Company believes, however, that it has the necessary resources to ensure that CareSystem is implemented in 1999.

The Company is currently completing the Assessment Phase of its remaining information technology systems. Of all of the Company's material systems, software replacements and upgrades in the ordinary course of business (without acceleration for Year 2000 issues) have enhanced the Company's Year 2000 readiness without incremental costs. Of its existing desktop computers, the Company believes that approximately 90% are Year 2000 compliant with the remaining 10% requiring some modification to ensure Year 2000 compliance. The Company also estimates that approximately 75% of its mission critical systems are Year 2000 ready. The Company anticipates that any remaining Year 2000 modifications will be completed during 1999.

The Company has moved to new corporate headquarters effective February 1999. As part of this process, the Company has confirmed that all embedded systems contained in its new building, such as its elevators, heating, air conditioning and security systems, are Year 2000 compliant.

The Company has categorized its manufacturing equipment and systems as either mission-critical or non-mission-critical. To date, the Company believes that its mission-critical manufacturing equipment and systems are Year 2000 ready. All of the identified non-mission-critical manufacturing equipment and systems are either not affected by the Year 2000 issue or are deemed to be Year 2000 ready. In January 1999, the Company selected Ademco as the primary manufacturer for Lifeline personal response units. Based on information obtained from Ademco's website, the Company believes that Ademco's control products are Year 2000 compliant.

The Company is completing its assessment of whether third parties with whom it has significant relationships are Year 2000 compliant. The Company sent formal communications to third parties to determine the extent to which the Company is vulnerable in the event those third parties fail to resolve their own Year 2000
issues.   Responses to these letters are still being received, but of those received to date, 80% of the Company's certified vendors have confirmed their Year 2000 readiness in writing and most other third parties have informed the Company, either verbally or in writing, that they believe they are or will be Year 2000 ready. The Company defines certified vendors as those that have satisfied certain key criteria established by the Company. However, there can be no assurance that the systems of these companies on which the Company's systems rely will not experience problems associated with the Year 2000 and, if so, that such problems would not have a material adverse effect on the Company's business, financial condition, or results of operations.

The Company believes that its most reasonably likely worse case Year 2000 scenario is significant interruptions in the supply of necessary services and products, caused by third party suppliers that do not resolve their own Year 2000 issues. These disruptions could have a material adverse effect on the Company's monitoring operations, and accordingly, its business, financial condition or results of operations. The Company's major provider of telephone service is AT&T. Based on information received directly from AT&T and from its website, AT&T has an established Year 2000 compliance plan relating to its products, services, desktop, infrastructure and vendor supplied products. This information indicated that AT&T has achieved 100% assessment and repair of systems and network elements that directly impact its customers and is more than 99% complete in its testing of these systems and network elements. The Company has selected Ademco as the primary manufacturer for Lifeline personal response units. Although the Company believes that Ademco's products are Year 2000 compliant, there can be no assurance that Ademco will not incur delays in manufacturing products for the Company as a result of its inability to resolve its own Year 2000 issues. The Company is developing contingency plans to prepare for the inability of its key third-party suppliers to resolve their own Year 2000 issues.

Through December 31, 1998, the Company has had only limited expenditures related to Year 2000 issues, consisting principally of personnel costs incurred in the scope of normal operations. The total cost of the Year 2000 project, estimated to be approximately $0.2 million, and the date on which the Company plans to complete the Year 2000 modifications, estimated to be during 1999, are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 7a  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8.  Financial Statements and Supplementary Data

Quarterly Results of Operations
(Unaudited)                                                                   Quarter Ended
(Dollars in thousands, except per share data)             Mar 31      Jun 30      Sep 30      Dec 31      Full Year

1998    Total revenues                                   $14,952     $16,017     $16,286     $17,155      $64,410
        Net income                                         1,145       1,451       1,506       1,884        5,986
        Net income per share, diluted                    $  0.18     $  0.23     $  0.24     $  0.30      $  0.95

1997    Total revenues                                   $13,556     $14,243     $14,185     $14,980      $56,964
        Net income (loss)                                    955       1,226       1,289      (1,172)       2,298
        Net income (loss) per share, diluted             $  0.15     $  0.20     $  0.21     $ (0.20)     $  0.37

Report of Independent Accountants

To the Stockholders and Board of Directors of Lifeline Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 53 present fairly, in all material respects, the consolidated financial position of Lifeline Systems, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 53 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                             /s/ PricewaterhouseCoopers LLP
                                            ---------------------------------

Boston, Massachusetts
February 8, 1999

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1998 and 1997
                            (Dollars in thousands)

                                                            1998       1997
                                                            ----       ----
ASSETS
Current assets:
   Cash and cash equivalents                              $ 2,702    $ 2,019
   Short-term investments                                   6,696      5,850
   Accounts receivable, net of allowance for
    doubtful accounts of $239 in 1998 and
    $216 in 1997                                            7,459      7,406
   Inventories                                              1,496      1,375
   Net investment in sales-type leases                      1,713      1,444
   Prepaid expenses and other current assets                1,974      1,045
   Deferred income taxes                                    2,238      2,209
                                                          -------    -------
      Total current assets                                 24,278     21,348

Property and equipment, net                                20,776     15,435
Net investment in sales-type leases                         5,892      4,641
Goodwill, net                                               1,134        192
Other assets                                                  424        653
                                                          -------    -------
      Total assets                                        $52,504    $42,269
                                                          =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $ 1,690    $ 1,352
   Accrued expenses                                         2,857      1,954
   Accrued payroll and payroll taxes                        2,695      1,753
   Accrued income taxes                                     1,300        229
   Deferred revenues                                          685        714
   Product warranty and other current liabilities             827        702
   Accrued restructuring charge                               863      2,324
                                                          -------    -------
      Total current liabilities                            10,917      9,028

Deferred income taxes                                       3,548      2,136
Deferred compensation                                       1,578        975
Other non-current liabilities                                 170        413

Commitments and contingencies
Stockholders' equity:
   Common stock, $.02 par value, 20,000,000 shares
    authorized, 6,425,414 shares issued in 1998
    and 6,375,750 shares issued in 1997                       129        128
   Additional paid-in capital                              16,945     16,340
   Retained earnings                                       23,435     17,449
                                                          -------    -------
                                                           40,509     33,917
   Less: Treasury stock at cost, 592,548 shares
          in 1998 and 1997                                 (4,028)    (4,028)
         Notes receivable-officer                            (100)      (100)
         Accumulated other comprehensive loss/
          cumulative translation adjustment                   (90)       (72)
                                                          -------    -------
       Total stockholders' equity                          36,291     29,717
                                                          -------    -------
       Total liabilities and stockholders' equity         $52,504    $42,269
                                                          =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
             For the years ended December 31, 1998, 1997 and 1996
                   (In thousands except for per share data)

                                                    1998      1997      1996
                                                    ----      ----      ----
Revenues
   Services                                       $38,991   $32,031   $24,220
   Net product sales                               24,032    23,776    24,864
   Finance and rental income                        1,387     1,157     1,139
                                                  -------   -------   -------
      Total revenues                               64,410    56,964    50,223
                                                  -------   -------   -------
Costs and expenses
   Cost of services                                22,201    17,821    11,550
   Cost of sales                                    6,533     6,582     8,238
   Selling, general, and administrative            25,703    23,215    22,369
   Research and development                         1,470     1,709     1,771
   Restructuring charge                            (1,010)    4,310       --
                                                  -------   -------   -------
      Total costs and expenses                     54,897    53,637    43,928
                                                  -------   -------   -------
Income from operations                              9,513     3,327     6,295
                                                  -------   -------   -------
Other income (expense)
   Interest income                                    510       614       790
   Interest expense                                   (47)      (20)       (7)
                                                  -------   -------   -------
      Total other income, net                         463       594       783
                                                  -------   -------   -------
Income before income taxes                          9,976     3,921     7,078
Provision for income taxes                          3,990     1,623     2,902
                                                  -------   -------   -------
Net income                                          5,986     2,298     4,176

Other comprehensive loss, net of tax
   Foreign currency translation adjustments           (11)      (43)      --
                                                  -------   -------   -------
Comprehensive income                              $ 5,975   $ 2,255   $ 4,176
                                                  =======   =======   =======
Net income per weighted average share:
   Basic                                            $1.03     $0.40     $0.74
   Diluted                                          $0.95     $0.37     $0.67

Weighted average shares:
   Basic                                            5,817     5,736     5,678
   Diluted                                          6,309     6,232     6,197

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the years ended December 31, 1998, 1997 and 1996
                            (Dollars in thousands)

                                   Common Stock      Additional              Treasury Stock      Notes     Cumulative      Total
                                 ----------------     Paid-In    Retained   ----------------   Receivable Translation  Stockholders'
                                 Shares    Amount     Capital    Earnings   Shares    Amount    Officers   Adjustment     Equity
                                 ---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995      5,695,609   $123      $15,161    $10,975   436,848    $(1,620)   $(350)                  $24,289
Exercise of stock options          69,650      1          230                                                                231
Issuance of stock under
  employee stock purchase
  plan                             15,085                 163                                                                163
Purchase of treasury stock       (103,000)                                 103,000     (1,337)                            (1,337)
Issuance of treasury stock          7,500                  64               (7,500)        34                                 98
Net income                                                         4,176                                                   4,176
                                ----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996      5,684,844    124       15,618     15,151   532,348     (2,923)    (350)                   27,620
Exercise of stock options         143,546      4          490                                                                494
Issuance of stock under
  employee stock purchase
  plan                             15,012                 220                                                                220
Income tax benefit from
  stock options exercised                                   6                                                                  6
Purchase of treasury stock        (60,700)                                  60,700     (1,107)                            (1,107)
Issuance of treasury stock            500                   6                 (500)         2                                  8
Payment of note receivable
  by CEO                                                                                           250                       250
Cumulative translation
  adjustment                                                                                                  $(72)          (72)
Net income                                                         2,298                                                   2,298
                                ----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997      5,783,202    128       16,340     17,449   592,548     (4,028)    (100)        (72)       29,717
Exercise of stock options          37,364      1          386                                                                387
Issuance of stock under
  employee stock purchase
  plan                             12,300                 219                                                                219
Cumulative translation
  adjustment                                                                                                   (18)          (18)
Net income                                                         5,986                                                   5,986
                                ----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998      5,832,866   $129      $16,945    $23,435   592,548    $(4,028)   $(100)       $(90)      $36,291
                                ====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS CASH FLOWS
             For the years ended December 31, 1998, 1997 and 1996
                            (Dollars in thousands)

                                                    1998      1997      1996
                                                    ----      ----      ----
Cash flows from operating activities:
   Net income                                     $ 5,986   $ 2,298   $ 4,176
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Restructuring charge                            (1,010)    4,310       --
   Depreciation and amortization                    4,221     3,919     3,216
   Provision for bad debts                            138        85       120
   Deferred income tax provision (benefit)          1,383      (717)      589
   Deferred compensation                              603        79       446
Changes in operating assets and liabilities:
   Accounts receivable                               (145)   (1,440)     (182)
   Inventories                                       (121)       75       (56)
   Net investment in sales-type leases             (1,520)   (1,647)   (1,238)
   Prepaid expenses, other current assets
    and other assets                                 (698)      171    (1,049)
   Accounts payable, accrued expenses and
    other liabilities                               1,331        97     1,058
   Accrued payroll and payroll taxes                  957        15        41
   Income taxes payable/receivable                  1,080      (625)      529
   Accrued restructuring charge                      (451)      --        --
                                                  -------   -------   -------
      Net cash provided by operating activities    11,754     6,620     7,650
                                                  -------   -------   -------
Cash flows from investing activities:
   Purchases of investments                       (24,319)   (7,500)  (20,664)
   Sales and maturities of investments             23,473    11,968    19,669
   Additions to property and equipment             (9,035)  (11,886)   (5,033)
   Payment for business acquisition                (1,581)      --     (1,146)
                                                  -------   -------   -------
      Net cash used in investing activities       (11,462)   (7,418)   (7,174)
                                                  -------   -------   -------
Cash flows from financing activities:
   Principal payments under long-term
    obligations                                      (226)      (59)      (91)
   Proceeds from stock options exercised and
    employee stock purchase plan                      606       720       394
   Repayment of loan from officer                     --        250       --
   Purchase of treasury stock                         --     (1,107)   (1,337)
   Issuance of treasury stock                         --          8        98
                                                  -------   -------   -------
      Net cash provided by (used in)
       financing activities                           380      (188)     (936)
                                                  -------   -------   -------
Net increase (decrease) in cash and cash
  equivalents                                         672      (986)     (460)
                                                  -------   -------   -------
Effect of foreign exchange on cash                     11       (25)      --
                                                  -------   -------   -------
Cash and cash equivalents at beginning of year      2,019     3,030     3,490
                                                  -------   -------   -------
Cash and cash equivalents at end of year          $ 2,702   $ 2,019   $ 3,030
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

Cash, Cash Equivalents, and Investments
The Company considers all securities purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. The Company's investments are deemed to be available for sale. Short-term investments consist primarily of obligations of the US Government and its agencies, tax-exempt securities, commercial paper, and bank time deposits. Investments are carried at fair market value, which approximates cost.

The fair market value of securities, which approximates cost, consists of the following at December 31, 1998 and 1997:


Type of Security                                 December 31,
--------------------------------------------------------------
                                                1998      1997
                                                ----      ----
US Government and Agency
    securities                                 $  252   $  649
Tax-exempt securites                            2,236    2,724
Corporate bonds and securities                  4,208    2,477
                                              ----------------
                                               $6,696   $5,850
--------------------------------------------------------------
Cash and cash equivalents                       2,702    2,019
--------------------------------------------------------------
Total                                          $9,398   $7,869
==============================================================

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

Equipment Leased to Others
The Company rents its personal response products to subscribers who do not have access to a local Lifeline program. The Company records the products as property and equipment at cost, and depreciation is computed by the straight-line method over the estimated useful life of three years.

Goodwill
Goodwill is recorded at cost and amortized on a straight-line basis over its estimated useful life, not to exceed five years. Amortization expense was $110,000, $542,000, and $472,000 for the years ended 1998, 1997 and 1996, respectively. Accumulated amortization amounted to $155,000 and $53,000 as of December 31, 1998 and 1997, respectively.

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

Foreign Currency Translation
The financial statements of the Company's subsidiary outside the United States is generally measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in cumulative translation adjustment as a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of this subsidiary are included in net income.

Income Taxes
The Company accounts for income taxes under a liability approach. Under this approach, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Net Income Per Common Share
Net income per basic common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income per diluted common shares is computed based on the weighted-average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of stock options calculated in accordance with SFAS No. 128, "Earnings per Share."

Industry Segments
The Company operates in one industry segment. Its operations consist of providing personal response services associated with the monitoring of those products it designs, manufactures, and markets. Foreign revenues, from Canada, comprise less than 10% of the Company's total revenues, and the Company has no significant tangible assets in foreign countries.

Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, include cash, cash equivalents, investments, and trade receivables. The Company sells its products primarily to hospitals and other healthcare institutions. The Company performs ongoing credit evaluations of its customers and, in the case of sales-type leases, the leased equipment serves as collateral in the transactions. The Company has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity. The Company has not experienced any significant losses on these financial instruments.

Reclassification
Certain prior year balances have been reclassified to conform to the current year presentation.

Newly Issued Accounting Standards
In June, 1997 the Financial Accounting Standards Board issued Statement No. 130 ("SFAS" 130), "Reporting Comprehensive Income." SFAS 130 requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements. While not mandating a specific financial statement format, SFAS 130 requires that an amount representing total comprehensive income be reported. SFAS 130 will become effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company adopted SFAS 130 for fiscal year ending December 31, 1998.

In June, 1997, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS" 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131, which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Restatement for earlier years is required for comparative purposes unless impracticable. In addition, SFAS 131 need not be applied to interim periods in the initial year; however, in subsequent years, interim period information must be presented on a comparative basis. As explained in more detail in Note L, the Company adopted SFAS 131 for fiscal year ending December 31, 1998.

B.  INVENTORIES

Inventories consist of the following:

                                              December 31,
                                           ------------------
(Dollars in thousands)                     1998          1997
-------------------------------------------------------------
Purchased parts and assemblies            $  556       $  827
Work in progress                             324          391
Finished goods                               616          157
-------------------------------------------------------------
                                          $1,496       $1,375
=============================================================

C.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                         December 31,
                                                    --------------------
(Dollars in thousands)                                 1998        1997
------------------------------------------------------------------------
Equipment                                           $ 11,136    $ 10,410
Furniture and fixtures                                   684         659
Equipment leased to others                             9,834       7,195
Equipment under capital leases                         1,035       1,035
Leasehold improvements                                 3,439         751
Capital in progress                                   10,943       8,319
                                                    --------------------
                                                      37,071      28,369
Less: accumulated depreciation and amortization      (16,295)    (12,934)
------------------------------------------------------------------------
                                                    $ 20,776    $ 15,435
========================================================================

Accumulated depreciation and amortization amounted to $5,996,000 and $3,708,000 on equipment leased to others and $1,023,000 and $1,014,000 on equipment under capital leases at December 31, 1998 and 1997, respectively. In total, depreciation expense amounted to $4,111,000, $3,377,000, and $2,750,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

D.  LEASING ARRANGEMENTS

As Lessor
The Company maintains an internally financed and operated leasing program and leases its personal response products to customers principally under sales-type leases. As sales-type leases, the lease payments to be received over the term of the leases are recorded as a receivable at the inception of the new lease. Finance income attributable to the lease contracts is initially recorded as unearned income and subsequently recognized as income under the interest method over the term of the leases. The lease contracts are generally for five-year terms, and the residual value of the leased equipment is considered to be nominal at the end of the lease period.

The components of the net investment in sales-type leases are as follows:

                                                                December 31,
                                                           --------------------
(Dollars in thousands)                                        1998        1997
-------------------------------------------------------------------------------
Minimum lease payments receivable                          $ 10,492     $ 8,580
Less:   Unearned interest                                     2,697       2,305
        Allowance for doubtful accounts                         190         190
-------------------------------------------------------------------------------
                                                              7,605       6,085
Less:  Current portion                                        1,713       1,444
-------------------------------------------------------------------------------
Net investment in sales-type leases                        $  5,892     $ 4,641
===============================================================================

Future minimum lease payments due under non-cancellable sales-type leases at December 3, 1998 are as follows:

(Dollars in thousands)
1999                                              $  2,868
2000                                                 2,867
2001                                                 2,534
2002                                                 1,595
2003                                                   620
Thereafter                                               8
----------------------------------------------------------
                                                  $ 10,492
==========================================================

Lessee
The Company conducted its primary operations in 1998 in a leased facility under a ten-year operating lease, which commenced in the second quarter of 1994. The lease included scheduled base rent increases over the term of the lease. The total amount of base rent payments was being charged to expense on the straight-line method over the term of the lease. The Company recorded a deferred credit to reflect the excess of rent expense over cash payments upon the commencement of the lease. In addition, the Company paid a monthly allocation of the building's operating expenses and real estate taxes. The lease contained two five-year renewal options. See Note N.

In November 1997, the Company entered into a ten-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters. The Company began to occupy this new facility in February 1999. Annual rental payments under the lease approximate $772,000. The lease contains two renewal options of five years each.

The Company also has several operating lease arrangements for sales offices and office equipment that expire through 2003 and leases certain equipment under capital leases which expire through 2000. Capital lease obligations are collateralized by the related equipment.

Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more are:

(Dollars in thousands)                       Capital Leases     Operating Leases
                                             -----------------------------------
1999                                               $13                 $1,126
2000                                                 6                  1,047
2001                                                --                    863
2002                                                --                    809
2003                                                --                    795
Thereafter                                          --                  4,138
-----------------------------------------------------------------------------
Total minimum lease payments                        19                 $8,778
                                                                      =======
Lease amount representing interest                   3
------------------------------------------------------
Present value of net minimum lease payments         16
Less current portion                                10
------------------------------------------------------
Long-term obligation under capital leases          $ 6
======================================================

Total rent expense under all operating leases was $1,506,000, $1,485,000, and $1,466,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

E.  STOCKHOLDERS' EQUITY

Net Income Per Common Share

In accordance with SFAS No. 128, "Earnings per Share" the Company presents basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation of basic EPS to diluted EPS and dual presentation on the face of the statement of income are also required.

Calculation of per share earnings is as follows:

(In thousands except per share figures)
                                               1998       1997        1996
                                               ----       ----        ----
Basic:
-----
Net income                                    $5,986     $2,298      $4,176
Weighted average common share outstanding      5,817      5,736       5,678

Net income per share, basic                   $ 1.03     $ 0.40      $ 0.74
                                              ======     ======      ======

Diluted:
-------
Net income for calculating diluted earnings
  per share                                   $5,986     $2,298      $4,176
Weighted average common shares outstanding     5,817      5,736       5,678
Common stock equivalent                          492        496         519
                                              ------     ------      ------
Total weighted average shares                  6,309      6,232       6,197

Net income per share, diluted                 $ 0.95     $ 0.37      $ 0.67
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

In May 1994 the stockholders approved the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides that officers and key employees may be granted either nonqualified or incentive stock options for the purchase of the Company's common stock at the fair market value on the date of grant. The employee options granted generally become exercisable at a rate of 20% per year and expire ten years from the date of grant. Certain options, as originally granted, became exercisable only to the extent the Company achieved specific financial goals. During 1995 these options were amended to provide for vesting on the earlier of the six-year anniversary of the date of grant or the original vesting schedule upon the achievement of the aforementioned financial goals. In 1998 the Company achieved the specific financial goals as outlined in the 1994 Plan and as such fully recognized the related compensation expense.
Compensation expense of $603,000, $79,000, and $446,000 was recorded in 1998, 1997, and 1996 and accumulated deferred compensation was $1.6 million and $975,000 at December 31, 1998 and 1997, respectively.

The 1991 Stock Option Plan also remains in effect, providing for similar grants to officers and employees. Additionally, the 1991 Stock Option Plan provides for an automatic annual grant to non-employee directors. The non-employee director options become exercisable in three equal installments with the first installment exercisable on the date of grant and an additional one-third becoming exercisable on each of the next two anniversary dates. The options expire ten years from date of grant.

In July, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan in which common stock purchase rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock outstanding as of the close of business on August 3, 1998. This plan was adopted as a means of deterring possible coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. In connection with the Merger Agreement described in Note J, an amendment to this Rights Plan was adopted on October 18, 1998, providing, in part, that Protection One and its Affiliates are not Acquiring Persons, that no Distribution Date, Stock Acquisition Date, or Triggering Event shall be deemed to have occurred, and that no holder of Rights is entitled to exercise such Rights (as all such terms are defined in the Rights
Plan), by virtue of the execution of the Merger Agreement.   Unless the Rights
are redeemed or exchanged earlier, they will expire on July 24, 2008. No rights were exercised at December 31, 1998.

In May 1996 the Company, upon approval by the Board of Directors and stockholders, increased the total number of shares approved for future grant under plans currently in effect by 300,000 for the 1994 Stock Option Plan and 25,000 for the 1991 Stock Option Plan. At December 31, 1998 shares available for future grants under all option plans were 178,646.

Net income and net income per share as reported in these financial statements and on a pro forma basis for the years ended December 31, 1998, 1997 and 1996, as if the fair value based method described in SFAS No. 123 had been adopted are as follows (in thousands, except per share data):

                                                  Year Ended December 31,
                                                 -----------------------
                                                  1998     1997     1996
                                                  ----     ----     ----

Net income                        As Reported    $5,986   $2,298   $4,176
                                  Pro Forma      $5,388   $1,973   $3,990

Basic net income per share        As Reported    $ 1.03   $ 0.40   $ 0.74
                                  Pro Forma      $ 0.93   $ 0.34   $ 0.70

Diluted net income per share      As Reported    $ 0.95   $ 0.37   $ 0.67
                                  Pro Forma      $ 0.87   $ 0.32   $ 0.66

The effect of applying SFAS No. 123 for the purpose of providing pro forma disclosure may not be indicative of the effects on reported net income and net income per share for future years. The pro forma disclosures include the effects of all awards granted after January 1, 1995 and additional awards in future years are anticipated.

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: a risk-free interest rate of 5.5%, 6.3%, and 6.3%; an expected life of 6 years in all years; expected volatility of 35%, 37%, and 40%; and no expected dividends.

The following table summarizes all stock option plan activity for the years ended December 31:


                                           1998                       1997                     1996
                                ------------------------    -----------------------    ----------------------
                                              Wgtd. Avg.                Wgtd. Avg.                 Wgtd. Avg.
                                Shares       Exer. Price    Shares      Exer. Price    Shares     Exer. Price
                                ------       -----------    ------      -----------    ------     -----------
Outstanding
at beginning of year            831,410        $ 8.37       875,657      $ 6.24        871,673     $ 5.40
       Granted                  163,084         23.69       128,450       17.03        100,500      12.51
       Exercised                (37,364)        10.36      (143,546)       3.43        (69,650)      3.31
       Cancelled or lapsed      (32,580)        16.28       (29,151)       7.00        (26,866)      9.95
                               --------                    --------                   --------
Outstanding at end of year      924,550        $10.71       831,410      $ 8.37        875,657     $ 6.24
                               ========                    ========                   ========
Options exercisable
at year end                     542,090        $ 7.54       380,709      $ 7.01        400,726     $ 5.58

Weighted average fair value
of options granted at fair
market value during the year                   $10.58                    $ 8.12                    $ 6.19

The following table summarizes information about stock options outstanding at December 31, 1998:

                             Options Outstanding                                                  Options Exercisable
------------------------------------------------------------------------------------     ----------------------------------------
                         Number          Weighted Average                                      Number
   Range of            Outstanding          Remaining             Weighted Average          Exercisable       Weighted Average
 Exercise Prices        at 12/31/98      Contractual Life          Exercise Price           at 12/31/98        Exercise Price
------------------------------------------------------------------------------------     ----------------------------------------
 $3.00-$5.00             359,126             3.0                     $ 3.57                  309,263              $ 3.48
  5.50-10.00             126,410             4.7                       6.83                   65,500                7.22
 11.19-14.81             168,030             6.1                      12.46                  108,090               12.74
 16.19-19.88             118,450             8.0                      17.10                   37,857               17.29
 21.13-24.00             152,534             9.1                      23.87                   21,380               23.71
                        --------                                                            --------
$3.00-$24.00             924,550             5.4                     $10.71                  542,090              $ 7.54
                        ========                                                            ========

In May 1995 the stockholders approved the Lifeline Employee Stock Purchase Plan
(ESPP) whereby eligible employees may invest up to 10% of their base salary in shares of the Company's common stock. The purchase price of the shares is 90% of the fair market value of the stock on either the commencement date or the date of purchase whichever is lower. Under the Plan, 200,000 shares of common stock are available for purchase over ten offering periods through April 2000, of which approximately 149,816 shares remain available. Shares purchased under the ESPP totaled 12,300, 15,012, and 15,085 in 1998, 1997 and 1996, respectively. The weighted-average grant-date fair value of shares purchased under the ESPP was $19.80, $17.79, and $15.62 in 1998, 1997, and 1996,
respectively.

For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 1998, 1997 and 1996 respectively: a risk free interest rate of 5.2%, 5.9%, and 5.4%; an expected life of 6 months in each year; expected volatility of 30% in 1998 and 1997 and 40% in 1996; and no expected dividends.

Common Stock

On September 11, 1995 the Company issued 8,939 shares of its common stock at a price of $11.188, which represented the fair market value of the common stock on that date, to an officer of the Company in exchange for a collateralized promissory note in the amount of $100,000. The note, which bears interest at a rate of 6.3% per annum, payable annually in arrears is due September 2002.

In September 1992 the Company sold to its Chief Executive Officer 83,333 shares of the Company's common stock at a price of $3.00 per share (which represented the fair market value of the common stock on August 27, 1992, the Chief Executive Officer's date of hire) for an aggregate price of $250,000. The Company loaned $250,000 to its Chief Executive Officer for seven years at an annual interest rate of 5.98% pursuant to the term of a promissory note which was collateralized by the common stock that was purchased. The promissory note was due September 1, 1999. On February 24, 1997, the Company's Chief Executive Officer repaid the full promissory note, in part by exercising stock options and selling 10,700 shares of common stock back to the Company at fair market value on such date ($17.00), the proceeds of which were used to help repay the promissory note.

In January 1997, the Board of Directors authorized the repurchase of 100,000 shares of common stock for general corporate purposes. The Company has purchased 60,700 shares directly from the Company's Chief Executive Officer through December 31, 1997 for $1.1 million as part of this program, including the 10,700 shares repurchased on February 24, 1997. These shares were purchased from the Chief Executive Officer partly in connection with the repayment of the $250,000 note and associated tax expenses.

F.  INCOME TAXES

The provision (benefit) for income taxes was computed as follows:

                                                For the years ended December 31,
                                               ---------------------------------
(Dollars in thousands)                           1998        1997         1996
--------------------------------------------------------------------------------
Federal income taxes:
     Current                                    $2,036      $1,720       $1,834
     Deferred                                    1,120        (586)         404
--------------------------------------------------------------------------------
                                                 3,156       1,134        2,238
--------------------------------------------------------------------------------
State income taxes:
     Current                                       538         504          567
     Deferred                                      263        (131)          97
--------------------------------------------------------------------------------
                                                   801         373          664
--------------------------------------------------------------------------------
Foreign income taxes:
     Foreign income taxes                           33         116           --
--------------------------------------------------------------------------------
Provision for income taxes                      $3,990      $1,623       $2,902
================================================================================

Total deferred tax assets (liabilities) are as follows at December 31:

(Dollars in thousands)                                          1998     1997
-------------------------------------------------------------------------------
Total deferred tax assets                                      $ 2,238  $ 3,588
Total deferred tax liabilities                                  (3,548)  (3,515)
--------------------------------------------------------------------------------
Net deferred tax asset (liability)                            ($ 1,310) $    73
================================================================================
Deferred tax assets (liabilities) are comprised of the following significant items at December 31:

                                                                1998     1997
                                                                ----     ----
Current deferred tax assets:
    Inventory and warranty reserves                            $   328  $   653
    Restructuring reserve                                          339      586
    Deferred compensation                                          620      393
    Deferred revenue                                               234      255
    Accounts receivable reserves                                   130      126
    Accrued vacation and other reserves                            587      196
--------------------------------------------------------------------------------
Net current deferred tax asset                                   2,238    2,209
--------------------------------------------------------------------------------
Noncurrent deferred tax assets (liabilities):
    Sales type leases                                           (4,118)  (3,447)
    Restructuring reserve                                           --      425
    Depreciation                                                  (120)     117
    Amortization                                                   690      769
--------------------------------------------------------------------------------
Net noncurrent deferred tax liability                           (3,548)  (2,136)
--------------------------------------------------------------------------------
Net deferred tax asset (liability)                            ($ 1,310) $    73
================================================================================

The differences between the statutory U.S. federal income tax rate and the Company's effective tax rate are as follows:

                                               For the years ended December 31,
                                              ---------------------------------
(Dollars in thousands)                         1998         1997         1996
-------------------------------------------------------------------------------
Provision at statutory rate                   $3,457       $1,336       $2,406
State income tax, net of federal tax effect      529          246          472
Tax exempt income                                (34)         (68)         (60)
Canadian goodwill                                 26          112           --
Foreign rate differences                          30           65           --
Other, net                                       (18)         (68)          84
-------------------------------------------------------------------------------
Provision for income taxes                    $3,990       $1,623       $2,902
===============================================================================

G.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution savings plan covering substantially all of its employees. The Company's contributions, which are included in selling, general and administrative expenses, were $372,000, $354,000, and $184,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

H.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to $1,624,000, $2,313,000, and $2,679,000, during 1998, 1997 and 1996, respectively. Interest paid was $47,000, $20,000, and $7,000, during 1998, 1997 and 1996, respectively.

I.  REVOLVING CREDIT AGREEMENT

The Company's $4.0 million line of credit was obtained in January 1996 and expired in March 1998. No amounts were outstanding at the date of expiration. In April 1998, the Company obtained a $10.0 million line of credit. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0, and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants which include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. This line of credit matures on June 30, 2004, and no amounts were outstanding at December 31, 1998.

J.  ACQUISITIONS

In November 1998 the Company completed the acquisition of the assets of AlertCall, Inc. of Amherst, New York. AlertCall was a distributor of the Company's personal response products and services. The purchase price was approximately $1.5 million. The acquisition was accounted for as a purchase transaction and, as a result, the Company recorded goodwill of approximately $1.1 million, which is being amortized over an estimated life of five years. The results of the acquired business have been included in the Company's consolidated financial statements from the date of the acquisition and did not have a material impact on 1998 operating results.

The Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 18, 1998 with Protection One, Inc. (a publicly traded security company located in Culver City, California) and a subsidiary of Protection One, Inc. (the "Merger Sub"), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company will be merged with and into the Merger Sub. In connection with the merger, each share of the Company's common stock will be converted into the right to receive $14.50 plus a certain number of shares of the common stock of a newly formed holding company for Protection One, Inc. based on the average closing price of Protection One's common stock prior to the consummation of the transaction and adjusted for a variable exchange rate. The merger is conditioned upon, among other things, approval by shareholders of the Company and Protection One.

K.  RESTRUCTURING

In December 1997, the Company approved a restructuring plan to improve operating efficiencies and reduce costs, and recorded a pre-tax restructuring charge of $4.3 million. This charge was established to provide for a business reorganization which included relocation of the Company's corporate headquarters, work force reduction and write down of impaired assets in accordance with SFAS 121.

The $4.3 million restructuring charge included $842,000 of costs related to the reduction in workforce, $454,000 of costs associated with the write down of certain fixed assets, $1.2 million for real estate and related commitment costs, and a $1.8 million write down of impaired goodwill.

Accrued restructuring charges at December 31, 1997 amounted to $2.3 million, which represented $655,000 for rent commitments related to the Company's relocation, $827,000 for the buy-out of lease commitments and write-down of fixed assets upon abandonment of its old office location, and $842,000 for the reduction in workforce. In fiscal 1998, the Company continued to execute its restructuring plan, and as such paid $136,000 to terminate lease commitments and paid $315,000 of costs associated with severance arrangements.

During 1998, certain events occurred which resulted in changes to the Company's original estimates. In the second quarter of 1998, the Company made a determination to retain certain employees originally scheduled to be terminated. As a result, it reversed approximately $200,000 of the original severance reserve.

In February 1999, the Company negotiated a buyout of its old corporate headquarters facility lease, which eliminated the requirement for rental commitment payments of $655,000. In addition, the delay of the Company's move to its new corporate headquarters extended the period of depreciation expense of its fixed assets related to its old corporate headquarters and reduced the net book value writeoff at the abandonment date amounting to $155,000.

At December 31, 1998, accrued restructuring charges of $863,000 represents $327,000 of remaining severance costs and $536,000 of fixed assets to be written off upon final relocation to the Company's new corporate headquarters.

The following is a summary of activity for 1998:

                            December 31,       Amounts       Amounts     December 31,
                               1997           Utilized      Reversed        1998
                            --------------------------------------------------------
Non-cash write down
of fixed assets              $  827            ($136)       ($155)          $536
Rent commitment                 655               --         (655)            --
Reduction of workforce
and other cash flows            842             (315)        (200)           327
                            --------------------------------------------------------
Total                        $2,324            ($451)     ($1,010)          $863
                            ========================================================



L.  SEGMENT INFORMATION

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information regarding operating segments and related disclosures about products and services, geographic areas and major customers.

The Company is active in one business segment: designing, manufacturing, marketing, monitoring and supporting its personal response units. The Company maintains sales and marketing operations in both the United States and Canada. The majority of the Canadian operations were established through an acquisition in July 1996.

Geographic Segment Data

Net revenues to external customers are based on the location of the customer. Geographic information as of December 31, 1998, 1997 and 1996 is presented as follows:

                         1998       1997       1996
                      ------------------------------
Net Sales:
   United States      $ 60,049    $ 52,922  $ 48,193
   Canada                4,361       4,042     2,030
                      ------------------------------
                      $ 64,410    $ 56,964  $ 50,223
                      ==============================

Net Income (Loss):
   United States      $ 5,523     $  2,337  $  4,470
   Canada                 463          (39)     (294)
                      ------------------------------
                      $ 5,986     $  2,298  $  4,176
                      ==============================

Total Assets:
   United States      $49,348     $ 40,008  $ 35,516
   Canada               3,156        2,261     2,393
                      ------------------------------
                      $52,504     $ 42,269  $ 37,909
                      ==============================


M.  SUBSEQUENT EVENTS

As discussed in Note K, in February 1999, the Company negotiated a buyout of its old corporate headquarters facility lease. In connection with the buyout, the Company's landlord has agreed to compensate Lifeline approximately $1 million during 1999. Lifeline will record these payments as other income in 1999.

In January 1999, the Company decided to outsource the manufacturing of its personal response units. All repair and distribution of the Company's hardware, however, will continue from its corporate headquarters. The Company believes that this strategic decision will result in technological innovation and significant cost savings opportunities. The Company does not anticipate any charges in 1999 resulting from this decision.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     The following table sets forth the name of each director of The Company, and each such person's principal occupation and business experience during the past five years, his or her age and the year in which he or she became a director of the Company. Information concerning officers of the Company appears in Part I of this Annual Report on Form 10-K.


                                                                        First
Name, Principal Occupation and Business Experience                      Became a
During the Past Five Years                                     Age      Director
--------------------------------------------------------------------------------
Susan S. Bailis.  Ms. Bailis has been co-chairman
and co-chief executive officer of Solomont Bailis
Ventures, a health care company since May 1998.
From October 1997 to May 1998 she was President and
Chief Executive Officer of the A.D.S. Group ("A.D.S."),
owned by an affiliate of Genesis Health Ventures.  From
December 1996 to October 1997, Ms. Bailis held the
positions of Senior Vice President of the Multicare
Companies and President and Chief Executive Officer
of A.D.S., at which time A.D.S. was a wholly owned
subsidiary of the Multicare Companies.  From 1986 to
December 1996 Ms. Bailis was President of A.D.S.*               53      1998
--------------------------------------------------------------------------------
Everett N. Baldwin.  Mr. Baldwin served as President and
Chief Executive Officer of Welch Foods, Inc. from August
1982 to August 1995, and as a Director of Welch Foods, Inc.
from August 1982 to December 1995. Mr. Baldwin retired from
Welch Foods in 1995.*                                           65      1991
--------------------------------------------------------------------------------
Ronald Feinstein.  Mr. Feinstein has been President and
Chief Executive Officer of the Company since January 1,
1993.  In October 1992, Mr. Feinstein was appointed
Chief Operating Officer and Executive Vice President
of the Company.                                                 52      1985
--------------------------------------------------------------------------------
Joseph E. Kasputys, Ph.D.  Dr. Kasputys has been Chairman,
President and Chief Executive Officer of Primark Corporation,
an international company primarily engaged in the
information service business, since June 1987.**  ***           62      1985

--------------------------------------------------------------------------------
Carolyn C. Roberts.  Ms. Roberts has been President and
Chief Executive Officer of Copley Health Systems, Inc.
since 1985.  Since 1982, she has also been President and
Chief Executive Officer of Copley Hospital, Inc.  Ms. Roberts
has served on the Board of Trustees of the American Hospital
Association since 1990, was Chair of the Board in 1994 and,
from 1991 to 1996, was a member
--------------------------------------------------------------------------------
of its Executive Committee.  Ms. Roberts is currently a
member of the Board of Commissioners of the Joint
Commission for Accreditation of Health Care Organizations
("JCAHO").** ***                                                60      1994
--------------------------------------------------------------------------------
L. Dennis Shapiro.  Mr. Shapiro has been Chairman of the
Board since 1978 and was Chief Executive Officer and
Treasurer of the Company from 1978 through December 1988.*  **  65      1978
--------------------------------------------------------------------------------
Gordon C. Vineyard, M.D.  Dr. Vineyard has been Director
of Surgical Specialties and Radiology and Surgeon-in-Chief
of the Harvard Vanguard Medical Associates (formerly Harvard
Pilgrim Health Care) since 1991.  From 1980 to 1991, he was its
Chief of Surgery.  He is also an Associate Clinical Professor of Surgery at the Harvard Medical School.  Dr. Vineyard was a
surgeon at Boston's Brigham and Women's Hospital from January
1972 through August 1995.*                                      62      1985
--------------------------------------------------------------------------------

*    Member of Audit Committee
**   Member of Compensation Committee
***  Member of Stock Option Plans Committee


ITEM 11.  Executive Compensation

Summary Compensation

     The following table sets forth certain information concerning the compensation for each of the last three fiscal years of the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers during the fiscal year ended December 31, 1998 who were serving as executive officers at December 31, 1998.

                                          Summary Compensation Table
                                                                                                        Long Term
                                                Annual Compensation                                 Compensation Awards
                              -----------------------------------------------------          ------------------------------------
                                                                                                Securities              All Other
     Name and                                                        Other Annual            Underlying Options      Compensation
Principal Position              Year    Salary($)      Bonus($)      Compensation               Granted(#)(1)            ($)(2)
-------------------             -----   --------       -------       ------------               -------------            ------
Ronald Feinstein                1998    $254,992       $172,293(6)                                 20,000                $2,980
  President and Chief           1997     242,826           --  (3)                                 34,810(5)              2,657
  Executive Officer             1996     230,000        128,238(4)                                    --                  1,718

Richard M. Reich                1998     153,833         65,906(6)                                  5,000                 2,703
  Vice President, Technology    1997     146,750           --  (3)                                 12,411(5)              2,331
  and Advanced Services         1996     139,550         45,544(6)                                  7,000                 1,436

Thomas E. Loper                 1998     150,833         64,545(6)      $28,800(7)                  5,000                 2,691
  Vice President,               1997     145,333           --  (3)       24,000(7)                 12,052(5)              2,278
  Customer Care                 1996     136,750         47,450(6)       24,000(7)                  7,500                   427

Dennis M. Hurley                1998     143,000         61,229(6)                                  5,000                 2,680
  Vice President, Finance and   1997     136,917           --  (3)                                 11,978(5)              2,302
  Chief Financial Officer       1996     130,417         41,311(6)                                  7,500                 1,407

Donald G. Strange               1998     135,833         56,822(6)                                  5,000                 2,662
  Vice President, Sales         1997     130,000           --  (3)                                 11,631(5)              2,287
  and Marketing                 1996     114,062         37,116(6)                                  7,500                 1,994

(1)  Reflects the grant of options to purchase common stock.
(2) Represents Company contributions to the Company's 401(k) Plan and Group Term Life Insurance Plan.
(3) For the year ended December 31, 1997, Mr. Feinstein, Mr. Reich, Mr. Loper, Mr. Hurley and Mr. Strange each elected to take stock options in lieu of a cash bonus. See column entitled "Securities Underlying Options Granted."
(4) Represents amounts paid under the Company's Executive Bonus Plan. Also includes $14,950 paid to Mr. Feinstein in 1996 as a special bonus pursuant to the terms of his employment agreement with the Company, which amount was based on the Company's pre-tax profit in that year.
(5) Includes options to purchase 14,810, 6,411, 6,052, 5,978, and 5,631 shares under the 1994 Stock Option Plan in lieu of cash bonus for the year ended December 31, 1997 to each of Mr. Feinstein, Mr. Reich, Mr. Loper, Mr. Hurley, and Mr. Strange, respectively. The amount of cash bonus foregone in exchange for these options by Mr. Feinstein, Mr. Reich, Mr. Loper, Mr. Hurley, and Mr. Strange was $79,181, $34,277, $32,354, $31,961 and $30,108,
     respectively. The number of options granted in lieu of cash bonus was determined using the Black-Scholes option pricing model, which accounts for certain variables such as fair market value of the option on the date of grant, stock price volatility, life of option, and interest rates. The exercise price of these options was $24.00 per share, representing the fair market value of the underlying shares on the date of grant, February 13, 1998. These options became exercisable one-third immediately upon grant, with an additional one-third becoming exercisable on each of the next two anniversary dates.
(6)  Represents amounts paid under the Company's Executive Bonus Plan.
(7)  Represents an annual living allowance paid to Mr. Loper.

Option Grants

     The following table sets forth certain information concerning grants of stock options made during the fiscal year ended December 31, 1998 to each of the Named Executive Officers:

                       Option Grants in Last Fiscal Year

                                                                                                    Potential Realizable Value
                                                                                                      at Assumed Annual Rates
                                                                                                    of Stock Price Appreciation
                                            Individual Grants                                              for Option Term(1)
                   -------------------------------------------------------------------------------  ----------------------------
                         Securities           Percent of Total
                      Underlying Options     Options Granted to      Exercise or Base   Expiration
    Name                  Granted(#)       Employees in Fiscal Year   Price ($/Share)      Date           5%($)       10%($)
    -----                 ----------       ------------------------   ---------------      ----           -----       ------
Ronald Feinstein            34,810   (2)           24.5%                  $24.00         2/13/2008      $525,404    $1,331,476
Richard M. Reich            11,411   (3)            8.0%                   24.00         2/13/2008       172,232       436,469
Thomas E. Loper             11,052   (3)            7.8%                   24.00         2/13/2008       166,813       422,737
Dennis M. Hurley            10,978   (3)            7.7%                   24.00         2/13/2008       165,696       419,907
Donald G. Strange           10,631   (3)            7.5%                   24.00         2/13/2008       160,459       406,634



(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock and the date on which the options are exercised.

(2) Includes options to purchase 20,000 shares which are exercisable in installments beginning 12 months after the date of grant, with one-third of the shares covered thereby becoming exercisable at that time and an additional one-third of the shares covered becoming exercisable on each of the next two anniversary dates. Under the terms of the Company's 1994 Stock Option Plan, the Stock Option Plans Committee retains discretion, subject to limits set forth in the plan, to modify the terms of outstanding options. The options were granted for a term of ten years, subject to earlier termination in certain events related to termination of employment. Also includes options to purchase 14,810 shares granted on February 13, 1998 in lieu of cash bonus for the year ended December 31, 1997, at an exercise price of $24.00 per share. These options became exercisable immediately upon grant, with an additional one-third becoming exercisable on each of the next two anniversary dates.

(3) Exercisable in installments beginning 12 months after the date of grant with 20% of the shares covered thereby becoming exercisable at that time and an additional 20% of the shares covered becoming exercisable on each successive anniversary date. Under the terms of the Company's 1994 Stock Option Plan, the Stock Option Plans Committee retains discretion, subject to limits set forth in the plan, to modify the terms of outstanding options. The options were granted for a term of ten years, subject to earlier termination in certain events related to termination of employment. Also includes options to purchase 6,411 shares, 6,052 shares, 5,978 shares and 5,631 shares granted to Mr. Reich, Mr. Loper, Mr. Hurley and Mr. Strange, respectively, all of which were granted on February 13, 1998 in lieu of cash bonus for the year ended December 31, 1997, at an exercise price of $24.00 per share. These options became exercisable immediately upon grant, with an additional one-third becoming exercisable on each of the next two anniversary dates.

Option Exercises and Year-End Values

     The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended December 31, 1998 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 1998:

              Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year-End Option Values

                                                                         Number of Securites           Value of Unexercised
                                                                       Underlying Unexercised         In-the-Money Options at
                                                                    Options at Fiscal Year-End(#)       Fiscal Year-End($)(1)
                        Shares Acquired         Value              ------------------------------     ----------------------------
    Name                 on Exercise(#)       Realized($)             Exercisable/Unexercisable         Exercisable/Unexercisable
    ----                 --------------       -----------             -------------------------         --------------------------
Ronald Feinstein                  --                 --                 248,404       43,206             $5,178,315     $149,332
Richard M. Reich                  --                 --                  19,704       30,207                283,642      353,824
Thomas E. Loper                   --                 --                  34,418       37,134                447,593      374,379
Dennis M. Hurley                  --                 --                  24,193       45,285                393,316      622,690
Donald G. Strange              2,500           $213,437                  20,577       31,054                355,408      376,342

(1) Based on the fair market value of the common stock on December 31, 1998 (approximately $25.22), less the option exercise price.

Other Arrangements
Feinstein Employment Agreement

Pursuant to the terms of an employment agreement, as amended, effective as of August 27, 1992, Ronald Feinstein became the Executive Vice President and Chief Operating Officer of the Company on October 1, 1992, and the President and Chief Executive Officer on January 1, 1993. Mr. Feinstein receives a base salary of not less than $200,000 annually.

Pursuant to the terms of Mr. Feinstein's employment agreement, Mr. Feinstein is eligible to receive a bonus equal to 40% of his base salary if the Company achieves the annual profit performance plan goals adopted by the Board of Directors and a bonus of greater than 40% of his base salary if the Company exceeds such goals. Pursuant to his employment agreement, Mr. Feinstein will continue to serve as a member of the Board of Directors during the period of his employment.

Pursuant to his employment agreement, on August 27, 1992, Mr. Feinstein also received a nonstatutory stock option to purchase up to 150,000 shares of common stock at an exercise price of $3.00 per share (which represented the fair market value on the date of grant), vesting on-fifth on the date of grant and on-fifth on each of the next four anniversary dates. The original expiration date of this stock option was the fifth anniversary of the date of grant. On December 6, 1995, the Stock Option Plans Committee extended the exercise period of the option for an additional five years, so that the Option will expire on August 27, 2002. Pursuant to his employment agreement, Mr. Feinstein was also granted a stock option to purchase up to 100,000 shares of common stock at $3.00 per share (which represented the fair market value on the date of grant), subject to a vesting schedule that originally provided for vesting in three equal annual installments commencing April 15 in the year following the achievement of certain financial goals. On September 27, 1995, the Stock Option Plans Committee amended this option to provide for vesting on the earlier of the six-year anniversary of the date of grant or in three equal annual installments commencing April 15 in the year following the achievement of certain financial goals. On June 14, 1996, Mr. Feinstein's employment agreement was amended to provide for full vesting of this option in any event on August 27, 1998. The original expiration date of this option was six years from the date of grant, but on June 14, 1996 the Compensation Committee extended the exercise period of the option to seven years from the date of grant, so that the option will expire on August 27, 1999.

Upon a change in control of the Company, both stock options described in the preceding paragraph would be accelerated and deemed to be vested. Upon termination by the Company of his employment as Chief Executive Officer and his membership on the Board of Directors, other than for cause, Mr. Feinstein will continue to receive his salary for 12 months. On June 14, 1996, Mr. Feinstein's employment agreement was amended to provide that in the event of a change in control of the Company following which Mr. Feinstein no longer serves as the Chief Executive Officer of the Company within the Boston, Massachusetts metropolitan area or as a director of the Company, Mr. Feinstein may terminate the employment agreement and be paid three times his salary and bonus for the preceding fiscal year (subject to downward adjustment for any excess parachute payment as defined in Section 280G of the Internal Revenue Code of 1986, as amended). The merger of the Company with a subsidiary of Protection One would constitute a change of control for purposes of this Agreement.

Change of Control Agreements

Each of the Company's executive officers, other than Mr. Feinstein, has entered into an agreement with the Company which provides that, if within 12 months of a change of control of the Company, such officer's employment is terminated without cause or the officer terminates his or her employment with the Company due to a significant change in responsibilities or condition of employment, then such officer would be entitled to receive a payment equal to one year's base salary then being paid to him or her. The merger of the Company with a subsidiary of Protection One would constitute a change of control for purposes of each of these Agreements.

Directors' Compensation

Each director who is not an executive officer received an annual retainer fee of $5,000 plus $750 for each Board meeting attended and $500 for each Committee meeting attended ($750 for each day during which a director attended both a Board and a Committee meeting). The Chairmen of the Audit Committee and the Compensation Committee each received an annual fee of $2,500 for their services in this capacity in addition to their regular annual retainer fee. Executive officers do not receive any additional remuneration for their services as directors. The Chairman of the Board, Mr. Shapiro, received an annual fee of $10,000 for his services as Chairman in addition to his regular annual retainer fee.

The Company's 1991 Stock Option Plan (the "1991 Plan") provides that non-employee directors receive, on the sixth business day of each calendar year, options to purchase 3,000 shares of common stock at an exercise price equal to the fair market value of such shares on the date of grant, vesting one-third on the date of grant and one-third on each of the next two anniversary dates.

Pursuant to this provision, on January 9, 1998, each of the then non-employee directors received options to purchase 3,000 shares of common stock at an exercise price of $22.75 per share (the fair market value on the date of grant). Ms. Bailis received options to purchase 3,000 shares of common stock on May 20, 1998 (the date of her election to the Board) at an exercise price of $19.875, the fair market value on such date. Pursuant to the terms of the Merger Agreement between Lifeline and Protection One, Inc., no options were granted to the non-employee directors in 1999.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management

The following table sets forth certain information, as of February 28, 1999 unless otherwise indicated, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to beneficially own more than 5% of the outstanding shares of common stock, each director of the Company, each executive officer of the Company named in the Summary
Compensation Table set forth under the caption "Executive Compensation", and all directors and executive officers of the Company as a group. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission that the named stockholders are direct or indirect beneficial owners of such shares. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares listed. The share amounts include those shares as to which the following persons had a right to acquire beneficial ownership by exercising stock options as of February 28, 1999, or within 60 days following that date: Mr. Shapiro, 1,000 shares, Mr. Feinstein, 266,673 shares, Mr. Reich, 31,629 shares, Mr. Loper, 40,135 shares, Mr. Hurley, 40,885 shares, Mr. Strange 34,820 shares, Ms. Bailis, 1,000 shares, Mr. Baldwin, 12,500 shares, Mr. Kasputys, 24,500 shares, Ms. Roberts, 13,000 shares and Dr. Vineyard, 24,500 shares. Also includes shares beneficially owned by certain executive officers through participation in the Company's 401(k) Plan, as to which shares include sole investment and voting power.

                                                  Stock          Percentage of
            Name of                            Beneficially       Common Stock
         Beneficial Owner                         Owned          Outstanding(2)
         ----------------                         -----         ---------------
Western Resources, Inc. and affiliates(1)      1,216,971             17.3%
818 S. Kansas Ave.
Topeka, KS 66612

SAFECO Corporation(3)                            745,450             12.7%
433 Brooklyn Ave. N.E.
Seattle, WA 98185

L. Dennis Shapiro(4)                             708,833             12.1%
24 Essex Road
Chestnut Hill, MA 02467

Dawson-Samberg Capital Management,Inc.(5)        449,000              7.7%
354 Pequot Ave.
Southport, CT 06490

Ronald Feinstein(6)                              461,878              7.5%
c/o Lifeline Sytems, Inc.
111 Lawrence St.
Framingham, MA 01702

Goldman, Sachs & Co.(7)                          305,700              5.2%
85 Broad St.
New York, NY 10004

Richard M. Reich(8)                               69,590              1.2%

Thomas E. Loper(9)                                49,274                *

Dennis M. Hurley(10)                              50,280                *

Donald G. Strange                                 39,833                *

Susan S. Bailis                                    1,000                *

Everett E. Baldwin(11)                            31,500                *

Joseph E. Kasputys, Ph.D.                         36,650                *

Gordon C. Vineyard, M.D.                          25,501                *

Carolyn C. Roberts                                14,000                *

All directors and officers as
  a group (13 persons)(12)                     1,098,318             24.4%

*Less than 1% of the outstanding stock

(1) Represents holdings as of October 18, 1998 of Western Resources, Inc., Protection One, Inc., Westar Capital, Inc., Westar Security, Inc. (which are affiliated entities), John E. Mack, who is an executive officer of Protection One, Inc. and John W. Hesse (who was an executive officer of Protection One, Inc. as of October 18, 1998), based on a Schedule 13D filed with the Securities and Exchange Commission on October 29, 1998. Includes 1,159,410 shares (as to which these reporting persons disclaim beneficial ownership) subject to a stock option agreement between the Company and Protection One, Inc., and which are exercisable pending the occurrence of certain triggering events, which have not occurred.
(2) Number of shares deemed outstanding includes 5,857,366 shares outstanding as of February 28, 1999, plus any shares subject to options held by the named person or entity that are currently exercisable or exercisable within 60 days after February 28, 1999.
(3) Represents holdings as of December 31, 1998 based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 1999 by SAFECO Corporation.

     Includes 514,450 shares held by SAFECO Common Stock Trust, an investment company for which SAFECO Asset Management Company, a wholly owned subsidiary of SAFECO Corporation, acts as the investment advisor.
(4) Includes the following shares as to all of which Mr. Shapiro disclaims beneficial ownership: 4,124 shares held by Mr. Shapiro as custodian for three children, over which he has sole voting and investment power; 35,312 shares held by Mr. Shapiro's wife; 12,360 shares held by Mr. Shapiro's wife as custodian for three children; 66,000 shares held by Mr. Shapiro's wife as co-trustee of three trusts for his children; and 17,062 shares held by Mr. Shapiro's children, over which he has shared voting and investment power.
(5) Represents holdings as of December 31, 1998 based on a Schedule 13G filed with the Securities and Exchange Commission on February 10, 1999 by Dawson-Samberg Capital Management, Inc.
(6)  Includes 16,000 shares held by Mr. Feinstein's children.
(7) Represents holdings as of December 31, 1998 based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 1999 by Goldman Sachs & Co. Includes 196,200 shares as to which Goldman Sachs & Co. has shared voting power and 305,700 as to which Goldman Sachs & Co. has shared dispositive power.
(8)  Includes 32,500 shares owned by Mr. Reich jointly with his wife.
(9) Includes 8,939 shares pledged to the Company to secure a $100,000 loan by the Company to Mr. Loper. See Item 13, "Loans to Related Parties."
(10) Includes 1,700 shares beneficially owned by Mr. Hurley through an individual retirement account ("IRA"). Also includes 7,123 shares owned by Mr. Hurley jointly with his wife.
(11) Includes 7,000 shares held by the Everett N. Baldwin Revocable Trust of
     1997.
(12) Includes an aggregate of 543,499 shares subject to stock options that are currently exercisable or exercisable within 60 days after February 28, 1999. Also includes 17,259 shares beneficially owned by such persons through the 401(k) Plan as to which such persons possess sole investment and voting power.

Change in Control

     The Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 18, 1998, with Protection One, Inc. and a subsidiary of Protection One, Inc. (the "Merger Sub"), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company will be merged with and into the Merger Sub. In connection with the merger, each share of the Company's common stock will be converted into the right to receive $14.50 plus a certain number of shares of the common stock of a newly formed holding company for Protection One, based on the average closing price of Protection One's common stock prior to the consummation of the transaction and adjusted for a variable exchange rate. The number of shares of Protection One holding company common stock to be received by the Company's stockholders will be based on the average closing price of Protection One common stock for the ten days ending three days prior to the Company's shareholder meeting to be held in connection with the transaction (the "Average Closing Price"). The number of shares of holding company common stock to be received by the Company shareholders per share of the Company's common stock will be as follows:

     -1.7857 if the Average Closing Price is less than $7.00;

     -the quotient obtained by dividing (x) $12.50 by (y) the Average Closing Price, if the Average Closing Price is equal to or greater than $7.00 but less than $8.19;

     -1.5263 if the Average Closing Price is equal to or greater than $8.19 but less than $9.50;

     -the quotient obtained by dividing (x) $14.50 by (y) the Average Closing Price, if the Average Closing Price is equal to or greater than $9.50 but less than $11.00; and

     -1.3182 if the Average Closing Price is equal to or greater than $11.00.

     Based on the Average Closing Price on February 26, 1999, each share of the Company's common stock would have been converted to the right to receive 1.5480 shares of holding company common stock. The acquisition will be accounted for as a purchase and is intended to qualify as a tax-free reorganization to the extent of the holding company common stock received in the transaction. The merger is conditioned upon, among other things, approval by shareholders of the Company and Protection One. On December 11, 1998, early termination of the waiting period provided by Section 7A(b)(1) of the Clayton Act and Section 803.10(b) of the premerger notification rules was granted. The Merger Agreement has been approved by the boards of directors of both Protection One and the Company, and the merger is expected to be completed in the second quarter of 1999.


ITEM 13.  Certain Relationships and Related Transactions

     Loans to Related Parties

On September 11, 1995, the Company sold to Mr. Thomas E. Loper, Vice President, Customer Care, 8,939 shares of the Company's common stock at a price of $11.188 per share (which represented the fair market value of the common stock on the date of issuance) for an aggregate price of $100,000. The Company loaned $100,000 to Mr. Loper for seven years at an annual interest rate of 6.3% pursuant to the terms of a promissory note (the "Loper Note"), which is secured by the common stock that Mr. Loper purchased. The Loper Note will accelerate and become immediately due and payable within 90 days of termination of Mr. Loper's employment for any reason. As of February 28, 1999, $100,000 was outstanding on the Loper Note.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

        The following consolidated financial statements of Lifeline Systems, Inc. and the report of independent accountants relating thereto, are set forth in Item 8 of this Annual Report on Form 10-K on the pages indicated.

                                                                 Pages

Report of Independent Accountants                                  21

Consolidated Balance Sheets as of December 31, 1998 and 1997       22

Consolidated Statements of Income and Comprehensive Income
 for the years ended December 31, 1998, 1997, and 1996             23

Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 1998, 1997, and 1996            24

Consolidated Statements of Cash Flows for the years
  ended December 31, 1998, 1997, and 1996                          25

Notes to Consolidated Financial Statements                       26-42

(a)(2)  Financial Statement Schedule

        The following financial statement schedule of Lifeline Systems, Inc. is filed herewith and included in ITEM 14 (a)(2) on the pages indicated below.

                                                                 Pages

Schedule II - Valuation and Qualifying Accounts for
 the years ended December 31, 1998, 1997 and 1996                  61


        All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K

        A Form 8-K was filed with the Securities and Exchange Commission on October 30, 1998.

(c)     Exhibits

        The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index, which appears on pages 55 through 60 hereof.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LIFELINE SYSTEMS, INC.


March 5, 1998                         By: /s/ Ronald Feinstein
------------------                        ----------------------------
Date                                          Ronald Feinstein
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Capacity               Date
---------                           --------               ----

/s/ L. Dennis Shapiro       Chairman of the Board      March 5, 1998
--------------------------                             --------------
L. Dennis Shapiro

/s/ Ronald Feinstein        Chief Executive Officer,   March 5, 1998
--------------------------  President and Director     --------------
Ronald Feinstein            (Principal Executive
                            Officer)


/s/ Dennis M. Hurley        Vice President of Finance  March 5, 1998
--------------------------  (Principal Financial and   -------------
Dennis M. Hurley            Accounting Officer)

/s/ Susan S. Bailis         Director                   March 5, 1998
--------------------------                             -------------
Susan S. Bailis

/s/ Everett N. Baldwin      Director                   March 5, 1998
--------------------------                             -------------
Everett N. Baldwin

/s/ Joseph E. Kasputys      Director                   March 5, 1998
--------------------------                             -------------
Joseph E. Kasputys

/s/ Carolyn C. Roberts      Director                   March 5, 1998
--------------------------                             -------------
Carolyn C. Roberts

/s/ Gordon C. Vineyard      Director                   March 5, 1998
--------------------------                             -------------
Gordon C. Vineyard

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit No.        Exhibit                                                    SEC Document Reference
----------         -------                                                    ----------------------
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

     3.2           Articles of Amendment of Lifeline Systems, Inc.            1987 10K Exhibit 3.4

     3.3           Restated By-Laws of Lifeline Systems, Inc.                 1990 10K Exhibit 3.4

Exhibit 4.         Instruments Defining the Rights of Security Holders

     4.1           Specimen Stock Certificate.                                2-84060 Exhibit 4.1

     4.2           Shareholder Rights Plan dated July 24, 1998                8-K dated August 5, 1998

     4.3           Amendment Number 1 to Shareholder                          10Q for the quarter ended
                     Rights Plan dated October 18, 1998                       September 30, 1998 Exhibit 4.3

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

     10.26           Form of Non-statutory Stock Option Agreement               1994 10K Exhibit 10.49
                      for Registrant's 1994 Stock Option Plan.

     10.27           Form of Special Non-statutory Stock Option Agreement       1994 10K Exhibit 10.50
                      for Registrant's 1994 Stock Option Plan.

     10.28           Master Lease Agreement between Registrant and              1994 10K Exhibit 10.51
                      Bell Atlantic-TriCon Leasing Corporation

     10.29           Master Lease Agreement between Registrant and              1994 10K Exhibit 10.52
                      U.S. Leasing Corporation

     10.30           Secured Promissory Note between Thomas E. Loper            1995 10K Exhibit 10.30
                      and the Registrant, dated September 11, 1995.

     10.31           Security and Pledge Agreement between                      1995 10K Exhibit 10.31
                      Thomas E. Loper and the Registrant,
                      dated September 11, 1995.

     10.32           Asset Purchase Agreement dated May 17, 1995                1995 10K Exhibit 10.32
                      between the Registrant and Martha's Vineyard
                      Hospital Foundation.

     10.33           Form of the Non-statutory Stock Option                     1995 10K Exhibit 10.33
                      Agreement to Registrant's 1991 Stock
                      Option Plan

     10.34           Form of the Non-statutory Stock Option                     1995 10K Exhibit 10.34
                      Agreement to Registrant's 1994 Stock
                      Option Plan

     10.35           1995 Employee Stock Purchase Plan                          1995 10K Exhibit 10.35

     10.36           Revolving Credit Agreement between                         1995 10K Exhibit 10.36
                      the First National Bank of Boston
                      and the Registrant, dated November 30, 1995

     10.37        Amended Employment Agreement between                      10Q for the quarter ended
                   Ronald Feinstein and the Registrant,                     June 30, 1996, Exhibit 10.60
                   dated June 14, 1996

     10.38        Employment Agreement between Len Wechsler                 10Q for the quarter ended
                   and Lifeline Systems (Canada), Inc.                      September 30, 1996, Exhibit 10.60
                   dated July 3, 1996

     10.39        Stock purchase agreement between                          10Q for the quarter ended
                   Lifeline Systems (Canada), Inc. and                      September 30, 1996, Exhibit 10.61
                   Len Wechsler dated July 3, 1996

     10.40        Stock purchase agreement between                          10Q for the quarter ended
                   Lifeline Systems (Canada), Inc., and                     September 30, 1996, Exhibit 10.62
                   CareTel, Inc. and the stockholders of
                   CareTel, ,Inc., dated July 3, 1996

     10.41        Amendment to Registrant's 1991                            1996 10K Exhibit 10.41
                   Stock Option Plan

     10.42        Amendment to Registrant's 1994                            1996 10K Exhibit 10.42
                   Stock Option Plan

     10.43        First Amendment to Revolving Credit Agreement             1996 10K Exhibit 10.43
                   between the First National Bank of Boston
                   and the Registrant dated November 29, 1996

     10.44        Lease Agreement between the Registrant and                1997 10K Exhibit 10.44
                   Bishop/Clark Associates Limited Partnership
                   dated November 11, 1997

     10.45        Second Amendment to Revolving Credit Agreement            1997 10K Exhibit 10.45
                   between the First National Bank of Boston
                   and the Registrant dated December 31, 1997

     10.46        Offer to Lease between CareTel, Inc. and Graduate         1997 10K Exhibit 10.46
                   Holdings Limited and Samuel Sarick Limited
                   dated September 1, 1994

     10.47        Form of Lease Agreement between Lifeline Systems, Canada  1997 10K Exhibit 10.47 and Samuel Sarick Limited and Graduate Holdings Limited
                   dated January 29, 1998

     10.48        Master Agreement for Professional Services between        1997 10K Exhibit 10.48
                   Cambridge Technology Partners and the
                   Registrant dated June 16, 1997

     10.49    Form of Change in Control Agreement for                      1997 10K Exhibit 10.49
               for the following Named Executives:
               Mr. Richard Reich, Mr. Thomas Loper,
               Mr. Dennis Hurley, Mr. John Gugliotta

     10.50    Fourth Amendment to Lease Agreement dated                    10Q for the quarter ended
               April 3, 1992 between the Registrant and the                March 31, 1998 Exhibit 10.50
               Massachusetts Institute of Technology

     10.51    Revolving Line of Credit between                             10Q for the quarter ended
               State Street Bank and Trust Company                         June 30, 1998 Exhibit 10.51
               and the Registrant, dated April 22, 1998

     10.52    First amendment to lease agreement                           10Q for the quarter ended
               between the Registrant and Bishop/Clark Associates          June 30, 1998 Exhibit 10.52
               Limited Partnership dated June 30, 1998

     10.53    Lease agreement between the Registrant and                   10Q for the quarter ended
               Triangle Realty Trust dated August, 1998                    September 30, 1998 Exhibit 10.53

     10.54    Amended and Restated Agreement and Plan of                   8-K dated October 30,1998
               Contribution and Merger dated October 28, 1998
Filed herewith:

     10.55 Lease Termination Agreement between the Registrant and Massachusetts Institute of Technology dated January 29, 1999.

     10.56    Sublease Agreement between the Registrant and
              Millennium Pharmaceuticals, Inc. dated January 29, 1999

     10.57    Consent to Sublease and Agreement between the Registrant,
               Massachusetts Institute of Technology and Millennium
               Pharmaceuticals, Inc. dated January 29, 1999

     10.58    Notice of Termination of Lease dated January 29, 1999

     10.59 Asset Purchase Agreement dated November 13, 1998 between the Registrant and Homemakers Upstate
               Group

Exhibit 21.  Subsidiaries.

Filed herewith:
     21.1    Subsidiaries of Lifeline Systems, Inc.

Exhibit 23.  Consents of Experts and Counsel.

Filed herewith:
     23.1    Consent of PricewaterhouseCoopers LLP

                            LIFELINE SYSTEMS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the years ended December 31, 1998, 1997, and 1996
                            (Dollars in thousands)


                                          Additions                     Balance
                             Balance at  Charged to                       at
                             Beginning     Costs &                       End of
Description                   of Year     Expenses    Deductions(1)       Year
------------                  --------    --------    -------------       ----

1998
----
Allowance for doubtful
receivables:
  Trade accounts receivable  $216           $138           $115            $239
  Lease receivables           190              -              -             190
                             ----           ----           ----            ----
    Total                    $406           $138           $115            $429


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



(1) Uncollectible accounts and adjustments.