Form 10-Q
period 1999-03-31
LIFELINE SYSTEMS INC
filed 1999-05-06
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended March 31, 1999           Commission File Number 0-13617

                            LIFELINE SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


               MASSACHUSETTS                                  04-2537528
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             111 Lawrence Street
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

Number of shares outstanding of this issuer's class of common stock as of April 30, 1999: 5,862,198

                            LIFELINE SYSTEMS, INC.
                                     INDEX

                                                                          PAGE
PART  I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Consolidated Balance Sheets - March 31, 1999
          and December 31, 1998                                             3

     Consolidated Statements of Income and Comprehensive Income
          Three months ended March 31, 1999 and 1998                        4

     Consolidated Statements of Cash Flows - Three months
          ended March 31, 1999 and 1998                                     5

     Notes to Consolidated Financial Statements                            6-8

  ITEM 2.

     Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               9-17

  ITEM 3.

     Quantitative and Qualitative Disclosures about Market Risk            17

PART II.  OTHER INFORMATION

  ITEM 6.

     Exhibits and Reports on Form 8-K                                      17

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                                March 31,           December 31,
                                                                                                   1999                 1998
                                                                                                   ----                 ----
ASSETS
Current assets:
      Cash and cash equivalents                                                                 $  2,012             $  2,702
      Short-term investments                                                                       4,282                6,696
      Accounts receivable, net                                                                     6,838                7,459
      Inventories                                                                                  2,604                1,496
      Net investment in sales-type leases                                                          1,841                1,713
      Prepaid expenses and other current assets                                                    2,533                1,974
      Deferred income taxes                                                                        2,156                2,238
                                                                                                 -------              -------
          Total current assets                                                                    22,266               24,278

Property and equipment, net                                                                       23,020               20,776
Net investment in sales-type leases                                                                5,950                5,892
Goodwill, net                                                                                      1,093                1,134
Other assets                                                                                         436                  424
                                                                                                 -------              -------
          Total assets                                                                          $ 52,765             $ 52,504
                                                                                                ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                          $  1,978             $  1,690
      Accrued expenses                                                                             2,568                2,857
      Accrued payroll and payroll taxes                                                            1,227                2,695
      Accrued income taxes                                                                           935                1,300
      Deferred revenues                                                                              870                  685
      Product warranty and other current liabilities                                                 911                  827
      Accrued restructuring charge                                                                   863                  863
                                                                                                 -------              -------
          Total current liabilities                                                                9,352               10,917

Deferred income taxes                                                                              3,652                3,548
Deferred compensation                                                                              1,578                1,578
Other non-current liabilities                                                                        107                  170

Commitments and contingencies
Stockholders' equity:
      Common stock, $.02 par value, 20,000,000 shares authorized,
          6,450,014 shares issued at March 31, 1999 and 6,425,414 shares
          at December 31, 1998                                                                       129                  129
      Additional paid-in capital                                                                  17,208               16,945
      Retained earnings                                                                           24,896               23,435
                                                                                                 -------              -------
                                                                                                  42,233               40,509
      Less: Treasury stock at cost, 592,548 shares at March 31, 1999
             and December 31, 1998                                                                (4,028)              (4,028)
             Note receivable - officer                                                              (100)                (100)
             Accumulated other comprehensive loss/cumulative translation adjustment                  (29)                 (90)
                                                                                                 -------              -------
          Total stockholders' equity                                                              38,076               36,291
                                                                                                 -------              -------
          Total liabilities and stockholders' equity                                            $ 52,765             $ 52,504
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

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                   (In thousands except for per share data)

                                                                                      Three months ended
                                                                                          March 31,
                                                                                   -----------------------
                                                                                   1999               1998
                                                                                   ----               ----
Revenues
      Services                                                                  $ 10,997            $ 9,010
      Net product sales                                                            4,821              5,604
      Finance and rental income                                                      408                338
                                                                                --------            -------

           Total revenues                                                         16,226             14,952
                                                                                --------            -------

Costs and expenses
      Cost of services                                                             6,180              5,100
      Cost of sales                                                                1,300              1,486
      Selling, general, and administrative                                         6,499              6,166
      Research and development                                                       406                375
                                                                                --------            -------

           Total costs and expenses                                               14,385             13,127
                                                                                --------            -------

Income from operations                                                             1,841              1,825
                                                                                --------            -------

Other income (expense)
      Interest income                                                                 97                108
      Interest expense                                                                (7)               (12)
      Other income                                                                   503                  -
                                                                                --------            -------

           Total other income, net                                                   593                 96
                                                                                --------            -------

Income before income taxes                                                         2,434              1,921
Provision for income taxes                                                           973                776
                                                                                --------            -------

Net income                                                                         1,461              1,145
                                                                                --------            -------
Other comprehensive income, net of tax
      Foreign currency translation adjustments                                        37                 18
                                                                                --------            -------

Comprehensive Income                                                            $  1,498            $ 1,163
                                                                                ========            =======

Net income per weighted average share:
      Basic                                                                     $  0.25             $ 0.20
                                                                                ========            =======
      Diluted                                                                   $  0.23             $ 0.18
                                                                                ========            =======

Weighted average shares:
      Basic                                                                       5,849              5,795
                                                                                ========            =======
      Diluted                                                                     6,380              6,296
                                                                                ========            =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                                     Three months ended
                                                                                                         March 31,
                                                                                                  -----------------------
                                                                                                  1999               1998
                                                                                                  ----               ----
Cash flows from operating activities:
      Net income                                                                                $ 1,461            $ 1,145
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation and amortization                                                          1,221                979
           Deferred compensation                                                                      -                119
           Deferred income taxes                                                                    186                294
      Changes in operating assets and liabilities:
           Accounts receivable                                                                      637              1,993
           Inventories                                                                           (1,108)              (187)
           Net investment in sales-type leases                                                     (186)              (217)
           Prepaid expenses, other current assets and other assets                                 (571)                (6)
           Accrued payroll and payroll taxes                                                     (1,473)              (686)
           Accounts payable, accrued expenses and other liabilities                                 199                604
           Income taxes payable                                                                    (363)               231
           Accrued restructuring charge                                                               -               (171)
                                                                                                -------            -------
               Net cash provided by operating activities                                              3              4,098
                                                                                                -------            -------
Cash flows from investing activities:
      Purchases of investments                                                                   (1,440)            (2,445)
      Sales and maturities of investments                                                         3,854              1,859
      Additions to property and equipment                                                        (3,403)            (1,374)
                                                                                                -------            -------
               Net cash used in investing activities                                               (989)            (1,960)
                                                                                                -------            -------
Cash flows from financing activities:
      Principal payments under capital lease obligations                                             (3)                (3)
      Proceeds from issuance of common stock                                                        263                173
                                                                                                -------            -------
               Net cash provided by financing activities                                            260                170
                                                                                                -------            -------
Effect of foreign exchange on cash                                                                   36                (55)
Net increase (decrease) in cash and cash equivalents                                               (690)             2,253
Cash and cash equivalents at beginning of period                                                  2,702              2,019
                                                                                                -------            -------
Cash and cash equivalents at end of period                                                      $ 2,012            $ 4,272
                                                                                                =======            =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of March 31, 1999 and the consolidated results of its operations and cash flows for the three months ended March 31, 1999 and 1998.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 1999 for the year ended December 31, 1998.

   The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

2. Details of certain balance sheet captions are as follows (in thousands):

                                                     March 31,      December 31,
                                                       1999             1998
                                                       ----             ----
Inventories:
    Purchased parts and assemblies                 $    548         $    556
    Work-in-process                                     616              324
    Finished goods                                    1,440              616
                                                   --------         --------
                                                   $  2,604         $  1,496
                                                   ========         ========
Property and equipment:
    Equipment                                      $ 22,997         $ 11,136
    Furniture and fixtures                              684              684
    Equipment leased to others                       10,395            9,834
    Equipment under capital leases                      621            1,035
    Leasehold improvements                            4,695            3,439
    Capital in progress                                 475           10,943
                                                   --------         --------
                                                     39,867           37,071
Less: accumulated depreciation and amortization     (16,847)         (16,295)
                                                   --------         --------
                                                   $ 23,020         $ 20,776
                                                   ========         ========

3. The calculation of per share earnings is as follows:

(In thousands except per share data)                   Three months ended
                                                            March 31,
                                                       -------------------
                                                       1999           1998
                                                       ----           ----
Basic:
------
Net income                                            $1,461         $1,145
Weighted average common shares outstanding             5,849          5,795

Net income per share, basic                           $ 0.25         $ 0.20
                                                      ======         ======
Diluted:
--------
Net income for calculating diluted earnings
  per share                                            1,461          1,145

Weighted average common shares outstanding             5,849          5,795
Common stock equivalents                                 531            501
                                                      ------         ------
Total weighted average shares                          6,380          6,296

Net income per share, diluted                         $ 0.23         $ 0.18
                                                      ======         ======

4. SEGMENT INFORMATION

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

Geographic Segment Data

Net revenues to external customers are based on the location of the customer. Geographic information as of March 31, 1999 and 1998 is presented as follows:

                                March 31,      March 31,
                                  1999           1998
                                  ----           ----
        Net Sales:
         United States            $15,076       $13,967
         Canada                     1,150           985
                                  -------       -------
                                  $16,226       $14,952
                                  =======       =======
        Net Income:
         United States            $ 1,360       $ 1,070
         Canada                       101            75
                                  -------       -------
                                  $ 1,461       $ 1,145
                                  =======       =======
        Total Assets:
         United States            $49,236       $42,672
         Canada                     3,529         1,651
                                  -------       -------
                                  $52,765       $44,323
                                  =======       =======

5. RESTRUCTURING

In December 1997, the Company approved a restructuring plan to improve operating efficiencies and reduce costs, and recorded a pre-tax restructuring charge of $4.3 million. This charge was established to provide for a business reorganization which included relocation of the Company's corporate headquarters, work force reduction and write down of impaired assets in accordance with SFAS 121.

At March 31, 1999, accrued restructuring charges of $863,000 represents $327,000 of remaining severance costs and $536,000 of fixed assets to be written off upon final relocation to the Company's new corporate headquarters. During the first quarter of 1999 the Company continued to execute its restructuring plan. No amounts were paid during this period. The Company anticipates utilizing a portion of this reserve during the second quarter of 1999.

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 1999 increased nearly 9% to $16.2 million as compared to total revenues of $15.0 million for the quarter ended March 31, 1998.

Service revenues, at $11.0 million for the first quarter of 1999, represented 68% of the Company's first quarter total revenues. This increase, up from $9.0 million or 60% of total revenues in the first quarter of 1998, is a result of the Company's successful strategy of packaging products and services into a single service offering, which results in higher per-subscriber service revenue. The Company was monitoring approximately 241,000 subscribers as of March 31, 1999, 18% more than the 204,000 subscribers monitored at the end of the first quarter of 1998. The Company's ability to sustain the current level of service revenue growth depends on its ability to expand the market for its personal response services, convert community hospital programs to service provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in meeting this challenge.

Net product revenues for the first quarter of 1999 decreased 14% to $4.8 million from $5.6 million for the same period in 1998. Product sales have declined as a result of the Company's strategy of combining service and hardware offerings to support the transition to a service oriented business. As a result, the Company expects continued declining product sales in future periods as it continues packaging products and services into a single service offering.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, increased 21% in the first quarter of 1999 to $408,000, from $338,000 for the first quarter of 1998. The growth of the Company's leasing portfolio for its internally managed and funded leasing program continues to result in increased finance and rental income. The Company believes that the retention of new leases in its own portfolio will result in an increase in finance income for the remainder of 1999.

Total recurring revenues, consisting of service revenues and finance income, rose to $11.4 million for the three months ended March 31, 1999 as compared to $9.3 million for the three months ended

March 31, 1998. This 22% increase reflects the continued expansion of the Company's service business segment with its focus on increasing the Company's recurring revenue base.

Cost of services, as a percentage of service revenues, was 56% for both the first quarters of 1999 and 1998. While the Company has been able to maintain these costs at a relatively consistent level as a percentage of service revenues, cost of services remains high due to continued investments in personnel and additional costs of employee retention and recruiting initiatives. These initiatives are principally associated with the relocation of the Company's monitoring facility as part of the recent move of the Company's headquarters to Framingham, Massachusetts. The Company also continues to incur high costs associated with systems enhancements and support to maintain its current service infrastructure while it implements its CareSystem call center platform.

Cost of sales was 27% of product sales for the three months ended March 31, 1999 and 1998. The Company continues to strive to maintain its cost of sales at a consistent percentage of net product sales. The Company was able to accomplish this during the first quarter of 1999 due to efficiencies created by higher than expected production in anticipation of the Company's potential outsourcing of its manufacturing function as well as additional reductions in material costs. The Company anticipates that the change in its manufacturing strategy will result in future cost savings opportunities resulting in lower cost of sales as a percentage of product sales.

Selling, general and administrative expenses improved as a percentage of total revenues to 40% for the first quarter of 1999 as compared to 41% during the first quarter of 1998. Actual first quarter selling, general and administrative expenditures totaled $6.5 million during 1999, an increase of $0.3 million over expenses of $6.2 million for the same period in 1998. The majority of the percentage reduction was related to savings in operating costs at the Company's new corporate headquarters. Also, final amortization of compensation expense relating to certain stock options was recorded during 1998, and as a result, no compensation expense was recorded in the first quarter of 1999. These savings were partly offset by spending associated with the Company's 1999 customer conference, the inclusion of three months of administrative costs associated with AlertCall, Inc. of Amherst, New York which was purchased by the Company in November 1998 and moving costs incurred in connection with the Company's relocation to its new corporate headquarters.

Research and development expenses remained consistent at 3% of total revenues for the quarters ended March 31, 1999 and 1998. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at approximately a consistent percentage of total revenues for the remainder of 1999.

In December 1997, the Company approved a restructuring plan to improve operating efficiencies and reduce costs, and recorded a pre-tax restructuring charge of $4.3 million. This charge was established to provide for a business reorganization which included relocation of the Company's corporate headquarters, work force reduction and write down of impaired assets in accordance with SFAS 121.

At March 31, 1999, accrued restructuring charges of $863,000 represents $327,000 of remaining severance costs and $536,000 of fixed assets to be written off upon final relocation to the Company's new corporate headquarters. During the first quarter of 1999 the Company continued to execute its restructuring plan. No amounts were paid during this period. The Company anticipates utilizing a portion of this reserve during the second quarter of 1999.

In February 1999, the Company negotiated a buyout of its old corporate headquarters facility lease. Pursuant to the arrangement, a payment of approximately $0.5 million was received during the first quarter of 1999, net of applicable negotiation fees. The Company may receive other payments under this arrangement if certain conditions are met in the future.

The Company's effective tax rate was 40.0% for the three months ended March 31, 1999 compared to 40.4% for the three months ended March 31, 1998.

SUBSEQUENT EVENT

The Company entered into an Agreement and Plan of Merger dated as of October 18, 1998, with Protection One, Inc. and a subsidiary of Protection One, Inc. On April 1, 1999, Protection One issued a press release announcing that as a result of discussions with the staff of the Securities and Exchange Commission (SEC), it would restate its 1997 operating results and its results for the first three quarters of 1998. These discussions were related to the registration statement filed by Protection One in connection with the proposed acquisition of the Company. The Company is currently studying the information contained in that press release and its effects, in order to ensure that the best interests of the Company's shareholders are served. The Company continues to monitor the developments between the SEC and Protection One with respect to the unresolved accounting questions associated with Protection One's method of amortizing subscriber accounts. Once all remaining open issues between the SEC and Protection One have been resolved, the Company will fully examine the merger arrangement between Protection One and Lifeline more conclusively. The Company continues to believe that the proposed merger between Protection One and Lifeline Systems, Inc. makes strategic sense.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1999, the Company's portfolio of cash, cash equivalents and investments decreased $3.1 million to $6.3 million at March 31, 1999 from $9.4 million at December 31, 1998. The decrease was mainly attributable to continued purchases of property and equipment of $3.4 million in the first quarter of 1999. Expenditures of nearly $0.6 million were associated with the continued development of the Company's new CareSystem response center platform at its primary monitoring facility and approximately $0.4 million was for Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs. The Company also spent an additional $2.1 million for its new corporate facility including purchases of a heating, ventilation and air conditioning system, a computer room and network infrastructure, a telephone and voicemail system, furniture and leasehold improvements. During the first quarter of 1999, the Company also incurred a higher than normal increase of inventory in anticipation of the Company's potential outsourcing of its manufacturing function. As a result, the Company spent approximately $1.1 million, net of sales of inventory, for additional raw material purchases. These increases are reflected in higher work in process and finished goods inventory levels. Profitable operations of $2.9 million coupled with sales and maturities of $3.9 million in the Company's investment portfolio helped to offset the effects of the first quarter's expenditures.

During the first quarter of 1999, the Company continued its investment in new information technology for its response center platform. The Company began to transition subscribers to its new CareSystem platform in February 1999 and currently monitors approximately 17% of its subscriber base on the new platform. The Company has invested nearly $11.3 million in the CareSystem platform through March 31, 1999 and anticipates it will spend approximately an additional
$0.7 million during 1999 for this flexible, scaleable, and fault tolerant response center platform at its primary monitoring facility to support its growing subscriber base.

In March 1999, the Company entered into a Master Lease Agreement for up to $2.5 million for furniture, computers, security systems and other related equipment purchased in connection with the Company's move to a new corporate facility. For financial reporting purposes, these leases will be recorded as capital leases and accordingly assets will be recorded and depreciated over their estimated useful life. As of March 31, 1999 the Company had not made any purchases under this agreement.

In November 1997, the Company entered into a ten-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters. The Company began occupying this new facility in February 1999. Annual base rental payments under the lease approximate $772,000. The lease contains two five-year options to renew at the end of the initial lease term. The Company has spent approximately $4.5 million through March 31, 1999 for capital expenditures associated with its new corporate facility, as described above, including purchases for the development of a computer center for its new monitoring platform, its corporate infrastructure and additional capacity to handle future subscriber growth. Purchases of furniture and fixtures and leasehold improvements were also included in the aforementioned total capital expenditures amount, and the Company expects to spend an additional $1.5 million in 1999 for similar items of which some will be incorporated as part of the Master Lease Agreement noted above.

In October 1998, the Company entered into a five-year lease to rent an additional 16,000 square feet of a facility located in Framingham, Massachusetts to maintain its inventory. The Company intends to occupy this new facility in 1999. Annual base rental payments will be approximately $79,000. The lease contains two five-year options to renew at the end of the initial lease term.

In April 1998, the Company obtained a $10.0 million line of credit. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. This line of credit matures on June 30, 2004, and no amounts were outstanding at March 31, 1999.

In July, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan in which common stock purchase rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock outstanding as of the close of business on August 3, 1998. This plan was adopted as a means of deterring possible coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. In connection with the Merger Agreement between the Company and Protection One, an amendment to this Rights Plan was adopted on October 18, 1998, providing, in part, that Protection One and its Affiliates are not Acquiring Persons, that no Distribution Date,

Stock Acquisition Date, or Triggering Event shall be deemed to have occurred, and that no holder of Rights is entitled to exercise such Rights (as all such terms are defined in the Rights Plan), by virtue of the execution of the Merger Agreement. Unless the Rights are redeemed or exchanged earlier, they will expire on July 24, 2008. No rights were exercised at March 31, 1999.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and the newly signed Master Lease Agreement. The Company expects these sources will be sufficient to finance the cash needs of the Company through 1999 including the continued investment in its new response center platform, the remaining expenditures needed for its move to new corporate headquarters, the 1999 requirements of its internally funded lease financing program, any potential acquisitions and other investments in support of its current business. Company operations have historically provided a strong, positive cash flow, and the Company expects that its operations will continue to provide adequate liquidity to meet the Company's operational needs in the long term.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

The Company entered into the Merger Agreement with Protection One, Inc. and a subsidiary of Protection One, Inc. (the "Merger Sub"), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company would become a wholly-owned subsidiary of a newly formed holding company for Protection One. There can be no assurance that the Merger will be consummated. If the Merger is not consummated, there can be no assurance that the Company's results of operations and financial condition will not have been adversely affected by the Merger negotiations or the announcement of the Merger, by the passage of time following the signing of the Merger Agreement, or by other factors. If the Merger is consummated, stockholders of the Company will become stockholders of the holding company, and as such will have the risks associated with an investment in that company.

In January 1999, the Company selected, subject to the signing of a binding agreement, Ademco, a division of Pittway Corporation, as the primary manufacturer for Lifeline equipment. This decision represents a change in the Company's manufacturing strategy, as it will no longer support a manufacturing site at its corporate location. There can be no assurance that the Company will realize the intended cost savings it anticipates, or that Ademco will not incur delays in manufacturing products for the Company as a result of process difficulties, component shortages or for other reasons. Any such delay could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

The Company has begun to transition its subscribers to its new CareSystem call center platform and may experience risks and uncertainties associated with this
new information technology.    These include the risks that such implementation
effort may not be completed on schedule, or at all, or within budget, or that future developments in information technology will render the Company's system non-competitive; the risks that the Company does not realize the intended benefits from the new system, once subscribers are fully transitioned; and the uncertainty associated with the substantial commitment of funds to this new system, including the risks that the Company will have available significantly less cash to finance its operations, other capital expenditures and future growth, including acquisitions. The Company's existing call center platform, CORMIS, which is being replaced by the new CareSystem platform, may not be Year 2000 compliant. Because the Company monitors approximately 17% of its subscribers on the CareSystem call center platform as of March 31, 1999 it has not devoted resources to making CORMIS Year 2000 compliant.

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

The Company's equipment sales are ordinarily made to healthcare providers that establish their own Lifeline programs. These healthcare providers typically rent, rather than sell, the Lifeline products to subscribers and accordingly following such time as a product is no longer used by a subscriber, it is returned to the healthcare provider and becomes available for rent to another subscriber. As a result of this use and reuse of the Company's products, sales of such products are dependent on growth in the number of subscribers and on the ability of the Company to encourage its healthcare provider customers to replace their existing inventory by continuing to enhance its products with new features.

The Company's monitoring operations are concentrated principally in its corporate headquarters facility. Although the Company believes that it has constructed safeguards to protect against system failures, the disruption of service at its corporate monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, the continued move of its monitoring operations to its new corporate headquarters, or other similar events or for any other reason, could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

The Company's information technology systems, which include its networks, desktops, data servers and applications, are being analyzed and tested for Year 2000 compliance. The Company has designed its new CareSystem call center platform to be in compliance with the Year 2000. The Company began to transition subscribers to its new CareSystem platform in February 1999 and currently monitors approximately 17% of its subscriber base on the new platform. The Company has performed extensive testing on its CareSystem technology with successful results. The Company believes that it will incur a smooth transition of its remaining subscribers during 1999 and believes that the implementation of its new platform will be complete in the third quarter of 1999. However, there can be no assurance that the implementation effort will be completed on schedule, or at all. The Company has not allocated any resources for its current CORMIS monitoring platform to ensure that it is Year 2000 ready. As a result, there can be no assurance that the Company will not need to incur material costs in order to ensure that the CareSystem monitoring platform is operational in 1999. The Company believes, however, that it has the necessary resources to ensure that CareSystem is implemented in 1999.

The Company has completed the Assessment Phase of its remaining mission critical information technology systems and is continuing the Planning and Resolution Phase. Of all of the Company's material systems, software replacements and upgrades in the ordinary course of business (without acceleration for Year 2000 issues) have enhanced the Company's Year 2000 readiness without incremental costs. The Company estimates that nearly 80% of its mission critical systems are Year 2000 ready. The Company is currently completing the Assessment Phase of its existing desktop computers and believes that approximately 90% are Year 2000 compliant with the remaining 10% either requiring some modification to ensure Year 2000 compliance or needing to be retired. The Company anticipates that any remaining Year 2000 modifications will be completed during the third quarter of 1999.

The Company has moved to new corporate headquarters effective February 1999. As part of this process, the Company has determined that all embedded systems contained in its new building, such as its elevators, heating, air conditioning and security systems, are Year 2000 compliant.

The Company has categorized its manufacturing equipment and systems as either mission-critical or non-mission-critical. To date, the Company believes that its mission-critical manufacturing equipment and systems are Year 2000 ready. All of the identified non-mission-critical manufacturing equipment and systems are either not affected by the Year 2000 issue or are deemed to be Year 2000 ready. In January 1999, the Company selected, subject to the signing of a binding agreement, Ademco as the primary manufacturer for Lifeline personal
response units.   Based on oral representations from Ademco, the Company
believes that Ademco's ability to perform its manufacturing responsibilities will not be affected by the Year 2000 problem.

The Company continues to assess whether third parties with whom it has significant relationships are Year 2000 compliant. The Company sent formal communications to third parties to determine the extent to which the Company is vulnerable in the event those third parties fail to resolve their own Year 2000
issues.   Responses to these letters are still being received, but of those received to date, approximately 80% of the Company's certified vendors have confirmed their Year 2000 readiness in writing and most other third parties have informed the Company, either verbally or in writing, that they believe they are or will be Year 2000 ready. The Company defines certified vendors as those that have satisfied certain key criteria established by the Company. However, there can be no assurance that the systems of these companies on which the Company's systems rely will not experience problems associated with the Year 2000 and, if so, that such problems would not have a material adverse effect on the Company's business, financial condition, or results of operations. Vendors that the Company determines are not Year 2000 compliant, or those that have not provided adequate information, will be assessed and if needed replaced.

The Company believes that its most reasonably likely worse case Year 2000 scenario is significant interruptions in the supply of necessary services and products caused by third party suppliers that do not resolve their own Year 2000 issues. These disruptions could have a material adverse effect on the Company's monitoring operations, and accordingly, its business, financial condition or results of operations. The Company's major provider of telephone service is AT&T. Based on information received directly from AT&T and from its website, AT&T has an established Year 2000 compliance plan relating to its products, services, desktop, infrastructure and vendor supplied products. This information indicated that AT&T has achieved 100% assessment and repair of systems and network elements that directly impact its customers and is more than 99% complete in its testing of these systems and network elements. The Company has selected, subject to the signing of a binding agreement, Ademco as the primary manufacturer for Lifeline personal response units. Although the Company believes that Ademco's ability to perform its manufacturing responsibilities will not be affected by the Year 2000 problem, there can be no assurance that Ademco will not incur delays in manufacturing products for the Company as a result of its inability to resolve its own
Year 2000 issues. Lifeline is in the process of defining arrangements with Ademco. The Company is developing contingency plans to prepare for the inability of its remaining key third-party suppliers to resolve their own Year 2000 issues.

Through March 31, 1999, the Company has spent nearly $50,000 related to Year 2000 issues, consisting principally of personnel costs incurred in the scope of normal operations and consulting costs. The total cost of the Year 2000 project, estimated to be approximately $0.2 million, and the date on which the Company plans to complete the Year 2000 modifications, estimated to be during 1999, are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended March 31, 1999.

     (b) Exhibits - The Exhibit which is filed with this Report or which is incorporated herein by reference is set forth in the Exhibit Index which appears on page 19 hereof.

                            LIFELINE SYSTEMS, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 3, 1999                              LIFELINE SYSTEMS, INC.
-----------                              ----------------------
Date                                     Registrant



                                         /s/ Ronald Feinstein
                                         -----------------------------------
                                         Ronald Feinstein
                                         Chief Executive Officer



                                         /s/ Dennis M. Hurley
                                         -----------------------------------
                                         Dennis M. Hurley
                                         Vice President of Finance and
                                         Administration, Principal Financial
                                         and Accounting Officer

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

Exhibit No.   Exhibit                                    SEC Document Reference
-----------   -------                                    ----------------------
Exhibit 10.   MATERIAL CONTRACTS
10.60         Master Lease Agreement between the
                Registrant and Andover Capital Group
                dated March 11, 1999