Form 10-K/A
period 1998-12-31
LIFELINE SYSTEMS INC
filed 1999-06-30
CIK 720195

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.C.    20549

                               FORM  10-K/A-No. 1


/X/ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

/ /  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     for the transition period from .................. to .....................


                         Commission File Number 0-13617



                             LIFELINE SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)



         MASSACHUSETTS                                 04-2537528
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)



   111 LAWRENCE STREET, FRAMINGHAM, MASSACHUSETTS         01702
      (Address of Principal Executive Offices)          (Zip Code)



       Registrant's telephone number, including area code (508) 988-1000



     The sole purpose of this Form 10-K/A is to file Annual Reports on Form 11-K for Lifeline's Employee Savings and Investment Plans.

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


LIFELINE SYSTEMS, INC. (REGISTRANT)

     /s/ Dennis M. Hurley


BY   Dennis M. Hurley
     Vice President, Finance
     Chief Financial Officer

DATE June 29, 1999

                                 EXHIBIT INDEX



Exhibit No.  Exhibit
-----------  -------

(99.1)       Annual Report for the Lifeline Employees' Savings and Investment
             Plan

(99.1a)      Consent of Independent Public Accountants