Form 10-Q
period 1999-06-30
LIFELINE SYSTEMS INC
filed 1999-08-13
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999              Commission File Number 0-13617

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

Number of shares outstanding of this issuer's class of common stock as of July 31, 1999: 5,862,198

                             LIFELINE SYSTEMS, INC.
                                     INDEX



                                                                      PAGE

PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets - June 30, 1999
          and December 31, 1998                                         3

     Consolidated Statements of Income and Comprehensive Income
          Three and six months ended June 30, 1999 and 1998             4

     Consolidated Statements of Cash Flows - Three and six
          months ended June 30, 1999 and 1998                           5

     Notes to Consolidated Financial Statements                        6-9

  ITEM 2.

     Management's Discussion and Analysis of Results of
          Operations and Financial Condition                          10-19

  ITEM 3.

     Quantitative and Qualitative Disclosures about Market Risk        19


PART II.  OTHER INFORMATION

  ITEM 4.

     Submission of Matters to a Vote of Security Holders               19

  ITEM 5.

     Other Information                                                 20

  ITEM 6.

     Exhibits and Reports on Form 8-K                                  20

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                  June 30,           December 31,
                                                                                    1999                 1998
                                                                                ------------         ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                      $ 2,391              $ 2,702
      Short-term investments                                                           1,980                6,696
      Accounts receivable, net                                                         7,743                7,459
      Inventories                                                                      2,672                1,496
      Net investment in sales-type leases                                              2,077                1,713
      Prepaid expenses and other current assets                                        2,678                1,974
      Deferred income taxes                                                            2,786                2,238
                                                                                ------------         ------------
          Total current assets                                                        22,327               24,278

Property and equipment, net                                                           26,216               20,776
Net investment in sales-type leases                                                    6,078                5,892
Goodwill, net                                                                            995                1,134
Other assets                                                                             264                  424
                                                                                ------------         ------------
          Total assets                                                               $55,880              $52,504
                                                                                ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                               $ 1,217              $ 1,690
      Accrued expenses                                                                 1,928                2,857
      Accrued payroll and payroll taxes                                                1,368                2,695
      Accrued income taxes                                                             1,152                1,300
      Deferred revenues                                                                  795                  685
      Current portion of capital lease obligation                                        457                   10
      Product warranty and other current liabilities                                     757                  817
      Accrued restructuring charge                                                     2,315                  863
                                                                                ------------         ------------
          Total current liabilities                                                    9,989               10,917

Deferred income taxes                                                                  3,837                3,548
Deferred compensation                                                                  1,570                1,578
Long term portion of capital lease obligation                                          1,904                   11
Other non-current liabilities                                                             42                  159

Commitments and contingencies
Stockholders' equity:
      Common stock, $.02 par value, 20,000,000 shares authorized,
          6,454,746 shares issued at June 30, 1999 and 6,425,414 shares
          at December 31, 1998                                                           129                  129
      Additional paid-in capital                                                      17,244               16,945
      Retained earnings                                                               25,231               23,435
                                                                                ------------         ------------
                                                                                      42,604               40,509
      Less: Treasury stock at cost, 592,548 shares at June 30, 1999
             and December 31, 1998                                                    (4,028)              (4,028)
             Note receivable - officer                                                  (100)                (100)
             Accumulated other comprehensive income (loss)/
             cumulative translation adjustment                                            62                  (90)
                                                                                ------------         ------------
          Total stockholders' equity                                                  38,538               36,291
                                                                                ------------         ------------
          Total liabilities and stockholders' equity                                 $55,880              $52,504
                                                                                ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                   (In thousands except for per share data)

                                                           Three months ended                      Six months ended
                                                                June 30,                               June 30,
                                                    ---------------------------------     -----------------------------------
                                                        1999               1998                1999                1998
                                                    --------------     --------------     ---------------     ---------------
Revenues
      Services                                            $11,481            $ 9,490             $22,477             $18,500
      Net product sales                                     5,705              6,193              10,527              11,797
      Finance and rental income                               389                334                 797                 672
                                                    --------------     --------------     ---------------     ---------------

           Total revenues                                  17,575             16,017              33,801              30,969
                                                    --------------     --------------     ---------------     ---------------

Costs and expenses
      Cost of services                                      6,512              5,511              12,692              10,611
      Cost of sales                                         1,487              1,733               2,787               3,219
      Selling, general, and administrative                  6,530              6,087              13,030              12,253
      Research and development                                380                400                 785                 775
      Restructuring charge                                  2,200                  -               2,200                   -
                                                    --------------     --------------     ---------------     ---------------
           Total costs and expenses                        17,109             13,731              31,494              26,858
                                                    --------------     --------------     ---------------     ---------------
Income from operations                                        466              2,286               2,307               4,111
                                                    --------------     --------------     ---------------     ---------------

Other income (expense)
      Interest income                                          59                149                 157                 256
      Interest expense                                        (31)               (15)                (39)                (26)
      Other Income                                              -                  -                 503                   -
                                                    --------------     --------------     ---------------     ---------------
           Total other income, net                             28                134                 621                 230
                                                    --------------     --------------     ---------------     ---------------
Income before income taxes                                    494              2,420               2,928               4,341
Provision for income taxes                                    159                969               1,132               1,745
                                                    --------------     --------------     ---------------     ---------------
Net income                                                    335              1,451               1,796               2,596

Other comprehensive income, net of tax
      Foreign currency translation adjustments                 62                (23)                 93                 (13)
                                                    --------------     --------------     ---------------     ---------------
Comprehensive income                                      $   397            $ 1,428             $ 1,889             $ 2,583
                                                    ==============     ==============     ===============     ===============

Net income per weighted average share:
      Basic                                               $  0.06            $  0.25             $  0.31             $  0.45
                                                    ==============     ==============     ===============     ===============
      Diluted                                             $  0.05            $  0.23             $  0.28             $  0.41
                                                    ==============     ==============     ===============     ===============

Weighted average shares:
      Basic                                                 5,862              5,812               5,856               5,804
                                                    ==============     ==============     ===============     ===============
      Diluted                                               6,295              6,217               6,339               6,260
                                                    ==============     ==============     ===============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                   Six months ended
                                                                                       June 30,
                                                                           ----------------------------------
                                                                                  1999               1998
                                                                                --------           --------
Cash flows from operating activities:
      Net income                                                                 $ 1,796            $ 2,596
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Write down of fixed assets                                                379                  -
           Depreciation and amortization                                           2,553              1,976
           Deferred compensation                                                      (8)               238
           Deferred income taxes                                                    (259)               756
      Changes in operating assets and liabilities:
           Accounts receivable                                                      (243)               978
           Inventories                                                            (1,176)                46
           Net investment in sales-type leases                                      (550)              (691)
           Prepaid expenses, other current assets and other assets                  (543)               (20)
           Accounts payable, accrued expenses and other liabilities               (1,498)             1,480
           Accrued payroll and payroll taxes                                      (1,341)              (321)
           Income taxes payable                                                     (142)               281
           Accrued restructuring charge                                            1,452               (447)
                                                                          ---------------    ---------------
               Net cash provided by operating activities                             420              6,872
                                                                          ---------------    ---------------

Cash flows from investing activities:
      Purchases of investments                                                    (2,640)            (4,735)
      Sales and maturities of investments                                          7,356              2,977
      Additions to property and equipment                                         (5,757)            (3,272)
                                                                          ---------------    ---------------
               Net cash used in investing activities                              (1,041)            (5,030)
                                                                          ---------------    ---------------

Cash flows from financing activities:
      Principal payments under capital lease obligations                             (81)                (6)
      Proceeds from issuance of common stock                                         299                278
                                                                          ---------------    ---------------
               Net cash provided by financing activities                             218                272
                                                                          ---------------    ---------------
Effect of foreign exchange on cash                                                    92                 (8)
                                                                          ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                                (311)             2,106
Cash and cash equivalents at beginning of period                                   2,702              2,019
                                                                          ---------------    ---------------
Cash and cash equivalents at end of period                                       $ 2,391            $ 4,125
                                                                          ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of June 30, 1999 and the consolidated results of its operations and cash flows for the six months ended June 30, 1999 and 1998.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 1999 for the year ended December 31, 1998.

   The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

2. Details of certain balance sheet captions are as follows (in thousands):

                                                    June 30,     December 31,
                                                      1999           1998
                                                    --------     ------------
Inventories:
   Purchased parts and assemblies                   $    576       $    556
   Work-in-process                                        28            324
   Finished goods                                      2,068            616
                                                    --------       --------
                                                    $  2,672       $  1,496
                                                    ========       ========
Property and equipment:
   Equipment                                        $ 23,828       $ 11,136
   Furniture and fixtures                                691            684
   Equipment leased to others                         11,328          9,834
   Equipment under capital leases                      3,047          1,035
   Leasehold improvements                              4,398          3,439
   Capital in progress                                   583         10,943
                                                    --------       --------
                                                      43,875         37,071
   Less: accumulated depreciation and amortization   (17,659)       (16,295)
                                                    --------       --------
                                                    $ 26,216       $ 20,776
                                                    ========       ========

3. The calculation of per share earnings is as follows:

(In thousands except per share figures)
                                                            Three months ended       Six months ended
                                                                 June 30,                June 30,
                                                            -------------------     -------------------
                                                              1999       1998         1999       1998
                                                            --------   --------     --------   --------
Basic:
-----
Net income                                                    $  335     $1,451       $1,796     $2,596
Weighted average common shares outstanding                     5,862      5,812        5,856      5,804

Net income per share, basic                                   $ 0.06     $ 0.25       $ 0.31     $ 0.45
                                                            ========   ========     ========   ========
Diluted:
-------
Net income for calculating diluted earnings per share         $  335     $1,451       $1,796     $2,596

Weighted average common shares outstanding                     5,862      5,812        5,856      5,804
Common stock equivalents                                         433        405          483        456
                                                            --------   --------     --------   --------
Total weighted average shares                                  6,295      6,217        6,339      6,260

Net income per share, diluted                                 $ 0.05     $ 0.23       $ 0.28     $ 0.41
                                                            ========   ========     ========   ========

4. SEGMENT INFORMATION

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains sales, marketing and monitoring operations in both the United States and Canada. The Canadian operations were enhanced through an acquisition in July 1996.

GEOGRAPHIC SEGMENT DATA

Net revenues to external customers are based on the location of the customer. Geographic information as of June 30, 1999 and 1998 is presented as follows:


                    Dollars in                     Three months ended                Six months ended
                    thousands                           June 30,                         June 30,
                                        --------------------------------------------------------------------
                                                  1999             1998            1999            1998
                                            ----------------  --------------  --------------  --------------
                 Net Sales:
                    United States                    $16,208         $15,034         $31,284         $29,001
                    Canada                             1,367             983           2,517           1,968
                                        --------------------------------------------------------------------
                                                     $17,575         $16,017         $33,801         $30,969
                                        ====================================================================


                 Net Income:
                    United States                    $   222         $ 1,426         $ 1,582         $ 2,496
                    Canada                               113              25             214             100
                                        --------------------------------------------------------------------
                                                     $   335         $ 1,451         $ 1,796         $ 2,596
                                        ====================================================================
                                                 June 30,      June 30,
                                                  1999           1998
                                            ----------------  --------------
                 Total Assets:
                    United States                    $51,647         $45,328
                    Canada                             4,233           2,041
                                            ----------------  --------------
                                                     $55,880         $47,369
                                            ================  ==============

5. RESTRUCTURING

In June 1999, the Company recorded a pre-tax restructuring charge of approximately $2.2 million. Nearly $1.7 million was recorded as a result of the outsourcing of the Company's equipment manufacturing operations to Ademco, an international manufacturer of electronics equipment and a division of Pittway Corporation. This charge included approximately $1.3 million of costs related to the reduction in the Company's manufacturing workforce, and nearly $379,000 of costs associated with the write down of certain manufacturing fixed assets. During the second quarter of 1999, certain events occurred which resulted in changes to the Company's original estimates for its corporate headquarters' relocation. As a result, the restructuring charge includes approximately $520,000 of costs not reflected in the Company's December 1997 restructuring charge (described below) associated with closing the Company's operations located in Cambridge, Massachusetts.

In December 1997, the Company approved a restructuring plan to improve operating efficiencies and reduce costs, and recorded a pre-tax restructuring charge of $4.3 million. This charge was established to provide for a business reorganization which included relocation of the Company's corporate headquarters, work force reduction and write down of impaired assets in accordance with SFAS 121.

At June 30, 1999, accrued restructuring charges of $2.3 million represented approximately $1.3 million of total remaining severance costs, $525,000 of fixed assets to be written off upon final relocation to the Company's new corporate headquarters and upon final transfer of the Company's manufacturing operations to Ademco and $520,000 of costs which are associated with the delay in the Company's complete corporate relocation.

The following is a summary of activity for the six months ended June 30, 1999:

                                     Accrued                                             Accrued
                              Restructuring Charge at     Amounts     Amounts     Restructuring Charge at
Dollars in thousands             December 31, 1998        Recorded    Utilized          June 30, 1999
-------------------------------------------------------------------------------------------------------------
Non-cash write down
 of fixed assets                        $ 536               $  379      $ (390)            $  525

Reduction of workforce
 and other cash flows                     327                1,301        (358)             1,270

Corporate relocation                        -                  520           -                520
                                       ------               ------      ------             ------
Total                                   $ 863               $2,200      $ (748)            $2,315
                                       ======               ======      ======             ======


6. SUBSEQUENT EVENT

   In August 1999 the Company completed the stock acquisition of TelCARE Systems, Inc. of Denver, Colorado. TelCARE provides personal response service. The purchase price was approximately $950,000. The acquisition will be accounted for as a purchase transaction and, as a result, the Company will record goodwill to be amortized over an estimated life of five years. The results of the acquired business will be included in the Company's consolidated financial statements from the date of acquisition and will not have a material impact on 1999 operating results.

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 1999 increased nearly 10% to $17.6 million as compared to total revenues of $16.0 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, total revenues were $33.8 million, or 9% greater than total revenues of $31.0 million for the same period in 1998.

Service revenues grew 21% for the three and six months ended June 30, 1999 to $11.5 million and $22.5 million, respectively from $9.5 million and $18.5 million, respectively for the same periods in 1998. Service revenues represent over 66% of the Company's year to date total revenues as compared to 60% of total revenues for the first six months of 1998. The Company continues to experience strong growth in its service business segment as a result of its strategy of packaging products and services into a single service offering, which results in higher per-subscriber service revenue. The Company was monitoring over 250,000 subscribers as of June 30, 1999, 16% more than the 216,000 subscribers monitored at June 30, 1998. The Company's ability to sustain the current level of service revenue growth depends on its ability to expand the market for its personal response services, convert community hospital programs to service provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in enabling the Company to meet this challenge.

Net product revenues for the second quarter of 1999 decreased 8% to $5.7 million from $6.2 million for the second quarter of 1998. For the six months ended June 30, 1999, net product revenues were $10.5 million, a decrease of approximately 11% from $11.8 million for the same period in 1998. Product sales have declined as a result of the Company's strategy of combining service and hardware offerings to support its service business segment. As a result, the Company expects continued declining product sales in future periods as it continues packaging products and services into a single service offering.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, increased 16% in the second quarter of 1999 to $389,000, from $334,000 for the second quarter of 1998. For the six months ended June 30, 1999, finance and rental income rose 19% to

$797,000 from $672,000 for the same period in 1998. The growth of the Company's leasing portfolio for its internally managed and funded leasing program continues to result in increased finance and rental income. The Company believes that the retention of new leases in its own portfolio will result in an increase in finance income for the remainder of 1999.

Total recurring revenues, consisting of service revenues and finance income, was $11.9 million for the quarter ended June 30, 1999, an increase of 21% as compared to $9.8 million for the three months ended June 30, 1998. For the six months ended June 30, 1999 total recurring revenues increased 21% to $23.3 million from $19.2 million for the six months ended June 30, 1998. These increases reflect the continued expansion of the Company's service business segment with its focus on increasing the Company's recurring revenue base.

Cost of services, as a percentage of service revenues, was 57% for the second quarter of 1999 as compared to 58% for the second quarter of 1998. For the six months ended June 30, 1999 cost of services, as a percentage of service revenues, was 56% as compared to 57% for the same period in 1998. While the Company has been able to maintain these costs at a relatively consistent level as a percentage of service revenues, cost of services remains high due to continued investments in personnel and additional costs of employee retention and recruiting initiatives. These initiatives are principally associated with the relocation of the Company's monitoring facility as part of the Company's first quarter 1999 move to new corporate headquarters in Framingham, Massachusetts. The Company also continues to incur high costs associated with systems enhancements and support to maintain its current service infrastructure while it implements its CareSystem call center platform. At June 30, 1999, nearly 57% of the Company's total United States' monitored subscribers have been
transitioned to CareSystem.   The Company anticipates completing the conversion
for its remaining United States' monitored subscribers by the end of the third
quarter of 1999.   Capital expenditures for the CareSystem call center platform have also impacted current results of operations since the platform has begun to be placed in service.

Cost of sales was 26% of net product sales for the three and six months ended June 30, 1999 as compared to 28% and 27% for the three and six months ended June 30, 1998, respectively. The Company continues to strive to maintain its cost of sales at a consistent percentage of net product sales. The Company was able to accomplish this during 1999 due to efficiencies created by higher than expected production in anticipation of the Company outsourcing the manufacturing of its personal response units to Ademco, as well as additional reductions in material costs. In June 1999, the Company began the transfer of its manufacturing operations to Ademco and expects the transition to be fully completed in the third quarter of 1999. However, all repair and distribution of the Company's hardware will continue from its corporate headquarters. The Company believes that the decision to outsource to Ademco will result in technological innovation and significant cost savings opportunities.

Selling, general and administrative expenses improved as a percentage of total revenues to 37% for the second quarter of 1999 as compared to 38% during the second quarter of 1998. For the six months ended June 30, 1999 selling, general and administrative expenses were 39% of total revenues as compared to 40% for the six months ending June 30, 1998. The Company has been able to successfully control many of its costs included within selling, general and administrative expenses. Specifically, for the first six months of 1999, the Company has experienced lower expenditures in the areas of market and product development and promotional strategies aimed at the healthcare channel. The Company also has experienced savings in operating costs resulting from the Company's relocation to new corporate headquarters in February 1999. The first six months of 1998 were also impacted by compensation expense that was incurred for certain stock options that became exercisable during the first six months of 1998. As a result, no compensation expense was recorded in 1999. These savings were partly offset by spending associated with the Company's 1999 customer conference, the inclusion of six months of administrative costs associated with AlertCall, Inc. of Amherst, New York which was purchased by the Company in November 1998 and moving costs incurred in connection with the Company's relocation to its new corporate headquarters.

Research and development expenses remained consistent at 2% of total revenues for the three and six months ended June 30, 1999 and 1998. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at a consistent percentage of total revenues for the remainder of 1999.

In June 1999, the Company recorded a pre-tax restructuring charge of approximately $2.2 million. Nearly $1.7 million was recorded as a result of the outsourcing of the Company's equipment manufacturing operations to Ademco. This charge included approximately $1.3 million of costs related to the reduction in the Company's manufacturing workforce and nearly $379,000 of costs associated with the write down of certain manufacturing fixed assets. During the second quarter of 1999, certain events occurred which resulted in changes to the Company's original estimates for its corporate headquarters' relocation. As a result, the Company recorded approximately $520,000 of costs not reflected in the Company's December 1997 restructuring charge (described below) associated with closing the Company's operations located in Cambridge, Massachusetts.

In December 1997, the Company approved a restructuring plan to improve operating efficiencies and reduce costs, and recorded a pre-tax restructuring charge of $4.3 million. This charge was established to provide for a business reorganization which included relocation of the Company's corporate headquarters, work force reduction and write down of impaired assets in accordance with SFAS 121.

At June 30, 1999, accrued restructuring charges of $2.3 million represents approximately $1.3 million of total remaining severance costs, $525,000 of fixed assets to be written off upon final relocation to the Company's new corporate headquarters and upon final transfer of the Company's manufacturing operations to Ademco and $520,000 of costs which are associated with the delay in the Company's complete corporate relocation.

In February 1999, the Company negotiated a buyout of its old corporate headquarters facility lease. Pursuant to the arrangement, payments of approximately $1 million were to be made to the Company during 1999, as space
becomes available in the old facility.   Lifeline received a payment of
approximately $0.5 million during the first quarter of 1999, net of applicable negotiation fees, and recorded these payments as other income. As of June 30, 1999 the Company still occupied space in the old corporate facility.

The Company's effective tax rate was 38.7% for the six months ended June 30, 1999 compared to 40.2% for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999, the Company's portfolio of cash, cash equivalents and investments decreased over $5.0 million to $4.4 million at June 30, 1999 from $9.4 million at December 31, 1998. The decrease was mainly attributable to continued purchases of property and equipment of $5.7 million during 1999. Expenditures of nearly $1.3 million were associated with the continued development of the Company's new CareSystem response center platform at its primary monitoring facility and approximately $1.5 million was for Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs. The Company also spent an additional $2.2 million for its new corporate facility including purchases of a heating, ventilation and air conditioning system, a computer room and network infrastructure, a telephone and voicemail system,
furniture and leasehold improvements.   During the first six months of 1999, the
Company also incurred a higher than normal increase of inventory in anticipation of the Company outsourcing its manufacturing function. As a result, the Company spent approximately $1.2 million, net of sales of inventory, for additional raw material purchases. These increases are reflected in higher finished goods inventory levels. The payments of sales and management bonuses as well as expenditures related to the Company's old corporate headquarters also contributed to the decrease. Profitable operations of $4.5 million helped to offset the effects of the expenditures for the first six months of 1999.

During the first six months of 1999, the Company continued its investment in new information technology for its response center platform. The Company began to transition subscribers to its new CareSystem platform in February 1999 and currently monitors approximately 57% of its total United States' monitored subscriber base on the new platform. The Company has invested nearly $12.0 million in the CareSystem platform through June 30, 1999 and anticipates it will spend approximately an additional $1.5 million during 1999 for this flexible, scaleable, and fault tolerant response center platform at its primary monitoring facility to support its growing subscriber base.

As of June 30, 1999, the Company entered into Master Lease Agreements for up to $2.7 million for furniture, computers, security systems and other related equipment purchased in connection with the Company's move to its new corporate facility and other purchases. For financial reporting purposes, these leases were recorded as capital leases and accordingly assets were recorded and are being depreciated over their estimated useful life. As of June 30, 1999 the Company made purchases of approximately $2.4 million under these agreements.

The Company is party to a ten-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters. The Company began occupying this new facility in February 1999. Annual base rental payments under the lease approximate $772,000. The lease contains two five-year options to renew at the end of the initial lease term. The Company incurred expenditures of approximately $6.9 million through June 30, 1999 for capital associated with its new corporate facility, as described above, including purchases for the development of a computer center for its new monitoring platform, its corporate infrastructure and additional capacity to handle future subscriber growth. Purchases of furniture and fixtures and leasehold improvements were also included in the aforementioned total capital expenditures amount. The Company incorporated approximately $2.2 million of its purchases in the Master Lease Agreements noted above. The Company expects to spend an additional $0.5 million in 1999 for similar items of which some will be incorporated as part of the Master Lease Agreements noted above.

In October 1998, the Company entered into a five-year lease to rent an additional 16,000 square feet of a facility located in Framingham, Massachusetts to maintain its inventory. The Company intends to occupy this new facility by the end of 1999. Annual base rental payments will be approximately $79,000.
The lease contains two five-year renewal options.

In April 1998, the Company obtained a $10.0 million line of credit. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. This line of credit matures on June 30, 2004, and no amounts were outstanding at June 30, 1999.

In July, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan in which common stock purchase rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock outstanding as of the close of business on August 3, 1998. This plan was adopted as a means of deterring possible coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. In connection with the Merger Agreement between the Company and Protection One, an amendment to this Rights Plan was adopted on October 18, 1998, providing, in part, that Protection One and its Affiliates are not Acquiring Persons, that no Distribution Date, Stock Acquisition Date, or Triggering Event shall be deemed to have occurred, and that no holder of Rights is entitled to exercise such Rights (as all such terms are defined in the Rights Plan), by virtue of the execution of the Merger Agreement. Unless the Rights are redeemed or exchanged earlier, they will expire on July 24, 2008. No rights were exercised at June 30, 1999.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and its $10.0 million line of credit. The Company expects these sources will be sufficient to finance the cash needs of the Company through 1999 including the continued investment in its new response center platform, the remaining expenditures needed for its move to new corporate headquarters, the 1999 requirements of its internally funded lease financing program, any potential acquisitions and other investments in support of its current business.

PENDING ACQUISITION

As previously announced, Protection One, Inc. and the Company executed an Amended and Restated Agreement and Plan of Merger and Contribution, dated as of October 28, 1998 ("The Merger Agreement") as well as related voting agreements between parties to the Merger Agreement and certain Protection One and Company stockholders. The termination deadline in such agreements was not extended beyond June 1, 1999. As a result, the related voting agreements also terminated and either Protection One or the Company may unilaterally terminate the Merger Agreement. In the absence of any action taken to terminate the Merger Agreement, it will remain in effect. The delay has resulted, in part, from a decision by the staff of the Securities and Exchange Commission to review Protection One's methodology used to amortize customer accounts. The Company continues to believe that the proposed merger makes strategic sense.

SUBSEQUENT EVENT

In August 1999 the Company completed the stock acquisition of TelCARE Systems, Inc. of Denver, Colorado. TelCARE provides personal response service. The purchase price was approximately $950,000. The acquisition will be accounted for as a purchase transaction and, as a result, the Company will record goodwill to be amortized over an estimated life of five years. The results of the acquired business will be included in the Company's consolidated financial statements from the date of acquisition and will not have a material impact on 1999 operating results.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

The Company entered into a Merger Agreement with Protection One, Inc. and a subsidiary of Protection One, Inc. (the "Merger Sub"), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company would become a wholly-owned subsidiary of a newly formed holding company for Protection One. There can be no assurance that the Merger will be consummated. If the Merger is not consummated, there can be no assurance that the Company's results of operations and financial condition will not have been adversely affected by the Merger negotiations or the announcement of the Merger, by the passage of time following the signing of the Merger Agreement, or by other factors. If the Merger is consummated, stockholders of the Company will become stockholders of the holding company, and as such will have the risks associated with an investment in that company.

In June 1999 the Company began to outsource the manufacturing of its personal response equipment to Ademco, a division of Pittway Corporation. This decision represents a change in the Company's manufacturing strategy, as it will no longer support a manufacturing site at its corporate location although repair and distribution of the Company's hardware are expected to continue from its corporate headquarters. There can be no assurance that the Company will realize the intended cost savings it anticipates, or that Ademco will not incur delays in manufacturing products for the Company as a result of process difficulties, component shortages or for other reasons. Any such delay could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

The Company has begun to transition its subscribers to its new CareSystem call center platform and may experience risks and uncertainties associated with this new information technology. These include the risks that such implementation effort may not be completed on schedule, or at all, or within budget, or that future developments in information technology will render the Company's system non-competitive; the risks that the Company does not realize the intended benefits from the new system, once subscribers are fully transitioned; and the uncertainty associated with the substantial commitment of funds to this new system, including the risks that the Company will have available significantly less cash to finance its operations, other capital expenditures and future growth, including acquisitions. The Company's existing call center platform, CORMIS, which is being replaced by the new CareSystem platform, may not be Year 2000 compliant. Because the Company was monitoring approximately 57% of its United States' monitored subscribers on the CareSystem call center platform as of June 30, 1999, and expects to transition its remaining subscribers to CareSystem by the end of the third quarter of 1999, it has not devoted resources to making CORMIS Year 2000 compliant.

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

The Company's equipment revenue has been declining over the last several quarters as a result of its strategy of combining service and hardware offerings to support the transition to a service oriented business. As the Company continues growing its service business segment to increase its recurring revenue, there can be no assurance that service revenue will increase at a rate sufficient to offset the expected decrease in higher margin equipment revenue both on a quarterly and annual basis.

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

The Company's monitoring operations are concentrated principally in its corporate headquarters facility. Although the Company believes that it has constructed safeguards to protect against system failures, the disruption of service at its corporate monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, the continued transition of its monitoring operations to its new corporate headquarters, or other similar events or for any other reason, could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

The Company has utilized internal resources to test all currently marketed products for Year 2000 issues. This product-testing phase has revealed only minor product behaviors in date keeping relating to the year 2000 that do not, in the Company's judgment, cause significant operational impact. The Company has provided its customers with written information on how to correct such Year 2000 conditions.

As part of its Year 2000 program, the Company assessed all of its manufacturing equipment and systems it has used to manufacture its personal response equipment and categorized them as either mission-critical or non-mission-critical. In June 1999 the Company began to outsource the manufacturing of its personal response equipment to Ademco, a division of Pittway Corporation. This decision represents a change in the Company's manufacturing strategy, as it will no longer support a manufacturing site at its corporate location. The Company believes that its own remaining mission critical manufacturing equipment and systems to support its repair and distribution functions are Year 2000 ready. Based on oral representations from Ademco, the Company believes that Ademco's ability to perform its manufacturing responsibilities will not be affected by the Year 2000 problem.

The Company's information technology systems, which include its networks, desktops, data servers and applications, have entered the Testing Phase of the Company's Year 2000 program. The Company has designed its new CareSystem call center platform to be in compliance with the Year 2000. The Company's system integration provider conducted and completed CareSystem unit, integration, and system testing which included Year 2000 testing. The Company's Information Technology department's CareSystem Acceptance Test Plan included the change to the year 2000 as well as time changes in the year 2000. The Company began to transition subscribers to its new CareSystem platform in February 1999 and currently monitors approximately 57% of its United

States monitored subscriber base on the new platform. The Company believes that it will incur a smooth transition of its remaining subscribers during 1999 and believes that the implementation of its new platform will be complete in the third quarter of 1999. However, there can be no assurance that the implementation effort will be completed on schedule, or at all. The Company has not allocated any resources for its current CORMIS monitoring platform to ensure that it is Year 2000 ready. As a result, there can be no assurance that the Company will not need to incur material costs in order to ensure that the CareSystem monitoring platform is operational in 1999. The Company believes, however, that it has the necessary resources to ensure that CareSystem is implemented in 1999.

The Company has completed the Assessment Phase of its remaining mission critical information technology systems, is finalizing the Planning and Resolution Phase and has entered the Testing Phase. Of all of the Company's material systems, software replacements and upgrades in the ordinary course of business (without acceleration for Year 2000 issues) have enhanced the Company's Year 2000 readiness without material incremental costs. The Company estimates that nearly 90% of its mission critical systems are Year 2000 ready with the remaining 10% expected to be Year 2000 ready during the fourth quarter of 1999. The Company has completed the Assessment Phase of its existing desktop computers. As it completes the Planning and Resolution Phase and enters the Testing Phase the Company believes that approximately 90% of its existing desktop computers are Year 2000 compliant with the remaining 10% either requiring some modification to ensure Year 2000 compliance or needing to be retired. The Company anticipates that any remaining Year 2000 modifications will be completed during the third quarter of 1999.

The Company has moved to new corporate headquarters effective February 1999. As part of this process, the Company has determined that all embedded systems contained in its new building, such as its elevators, heating, air conditioning and security systems, are Year 2000 compliant.

The Company continues to assess whether third parties with whom it has significant relationships are Year 2000 compliant. The Company sent formal communications to third parties to determine the extent to which the Company is vulnerable in the event those third parties fail to resolve their own Year 2000 issues. Responses to these letters are still being received, but of those received to date, approximately 90% of the Company's certified vendors have confirmed their Year 2000 readiness in writing and most other third parties have informed the Company, either verbally or in writing, that they believe they are or will be Year 2000 ready. The Company defines certified vendors as those that have satisfied certain key criteria established by the Company. However, there can be no assurance that the systems of these companies on which the Company's systems rely will not experience problems associated with the Year 2000 and, if so, that such problems would not have a material adverse effect on the Company's business, financial condition, or results of operations. Vendors that the Company determines are not Year 2000 compliant, or those that have not provided adequate information, are being assessed and if needed replacements will be sought.

The Company believes that its most reasonably likely worse case Year 2000 scenario is significant interruptions in the supply of necessary services and products caused by third party suppliers that do not resolve their own Year 2000 issues. These disruptions could have a material adverse effect on the Company's monitoring operations, and accordingly, its business, financial condition or results of operations. The Company's major provider of telephone service is AT&T. Based on information received directly from AT&T and from its website, AT&T has an established Year 2000 compliance plan relating to its products, services, desktop, infrastructure and vendor supplied products. This information indicated that AT&T has achieved 100% assessment, repair, certification and deployment of systems and network elements that directly impact its customers and therefore believes that it is Year 2000 ready. The Company has selected Ademco as the primary manufacturer for Lifeline personal response units. Although the Company believes that Ademco's ability to perform its manufacturing responsibilities will not be affected by the Year 2000 problem, there can be no assurance that Ademco will not incur delays in manufacturing products for the Company as a result of its inability to resolve its own Year 2000 issues. Lifeline is in the process of defining arrangements with Ademco. The Company is developing contingency plans to prepare for the inability of its remaining key third-party suppliers to resolve their own Year 2000 issues. There can be no assurance that these contingency plans will be adequate to meet the Company's needs.

Through June 30, 1999, the Company has spent nearly $100,000 related to Year 2000 issues, consisting principally of personnel costs incurred in the scope of normal operations and consulting costs. The total cost of the Year 2000 project, estimated to be approximately $200,000, and the date on which the Company plans to complete the Year 2000 modifications, estimated to be during 1999, are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on June 17, 1999. The stockholders of the Company elected members of the Board of Directors and ratified the selection of PricewaterhouseCoopers LLP as the Company's auditors for 1999.

                       NUMBER OF SHARES OF COMMON STOCK
                       --------------------------------

                                                                                           BROKER
                                       FOR           AGAINST          ABSTAINED          NON- VOTES
                                  --------------  --------------  -----------------  -------------------

L. Dennis Shapiro                    4,167,280             -             14,169                 -
Everett N. Baldwin                   4,167,280             -             14,169                 -

Selection of
 PricewaterhouseCoopers LLP          4,179,302         1,200                947                 -

ITEM 5.   OTHER INFORMATION

As previously announced, Protection One, Inc. and the Company executed an Amended and Restated Agreement and Plan of Merger and Contribution, dated as of October 28, 1998 ("The Merger Agreement") as well as related voting agreements between parties to the Merger Agreement and certain Protection One and Company stockholders. The termination deadline in such agreements was not extended beyond June 1, 1999. As a result, the related voting agreements also terminated and either Protection One or the Company may unilaterally terminate the Merger Agreement. In the absence of any action taken to terminate the Merger Agreement, it will remain in effect. The delay has resulted, in part, from a decision by the staff of the Securities and Exchange Commission to review Protection One's methodology used to amortize customer accounts. The Company continues to believe that the proposed merger makes strategic sense.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended June 30, 1999.

                             LIFELINE SYSTEMS, INC.

                                   SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 11, 1999                         LIFELINE SYSTEMS, INC.
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