Form 10-Q
period 1999-09-30
LIFELINE SYSTEMS INC
filed 1999-11-12
CIK 720195

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999          Commission File Number 0-13617

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

                          Common stock $0.02 par value
--------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [ ]

Number of shares outstanding of this issuer's class of common stock as of October 31, 1999: 5,939,889

                             LIFELINE SYSTEMS, INC.
                                      INDEX



                                                                            PAGE
                                                                            ----
PART  I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets - September 30, 1999
                  and December 31, 1998                                       3

         Consolidated Statements of Income and Comprehensive Income -
                  Three and nine months ended September 30, 1999 and 1998     4

         Consolidated Statements of Cash Flows - Nine
                  months ended September 30, 1999 and 1998                    5

         Notes to Consolidated Financial Statements                        6-10

     ITEM 2.

         Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                      10-18

     ITEM 3.

         Quantitative and Qualitative Disclosures about Market Risk          18


PART II. OTHER INFORMATION


     ITEM 5.

         Other Information                                                   19

     ITEM 6.

         Exhibits and Reports on Form 8-K                                    19

                             LIFELINE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                            September 30,  December 31,
                                                                                1999           1998
                                                                              --------       --------
ASSETS
Current assets:
      Cash and cash equivalents                                               $  2,691       $  2,702
      Short-term investments                                                      --            6,696
      Accounts receivable, net                                                   8,303          7,459
      Inventories                                                                2,293          1,496
      Net investment in sales-type leases                                        2,100          1,713
      Prepaid expenses and other current assets                                  1,358          1,974
      Deferred income taxes                                                      1,947          2,238
                                                                              --------       --------
          Total current assets                                                  18,692         24,278

Property and equipment, net                                                     26,608         20,776
Net investment in sales-type leases                                              5,789          5,892
Goodwill and other intangible assets, net                                        4,260          1,134
Other assets                                                                        34            424
                                                                              --------       --------
          Total assets                                                        $ 55,383       $ 52,504
                                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                        $  1,500       $  1,690
      Accrued expenses                                                           2,166          2,857
      Accrued payroll and payroll taxes                                          1,408          2,695
      Accrued income taxes                                                          78          1,300
      Deferred revenues                                                            736            685
      Current portion of capital lease obligation                                  461             10
      Current portion of long term debt                                            180           --
      Product warranty and other current liabilities                               838            817
      Accrued restructuring and other non-recurring charges                      1,461            863
                                                                              --------       --------
          Total current liabilities                                              8,828         10,917

Deferred income taxes                                                            4,048          3,548
Deferred compensation                                                              595          1,578
Long term portion of capital lease obligation                                    1,788             11
Long term debt, net of current portion                                             720           --
Other non-current liabilities                                                     --              159
                                                                              --------       --------
          Total liabilities                                                     15,979         16,213

Commitments and contingencies

Stockholders' equity:
      Common stock, $0.02 par value, 20,000,000 shares authorized,
          6,560,145 shares issued at September 30, 1999 and
          6,425,414 shares at December 31, 1998                                    131            129
      Additional paid-in capital                                                18,556         16,945
      Retained earnings                                                         25,663         23,435
      Less: treasury stock at cost, 621,089 shares at September 30, 1999
             and 592,548 shares at December 31, 1998                            (4,556)        (4,028)
             Notes receivable - officers                                          (400)          (100)
             Accumulated other comprehensive income (loss)/
             cumulative translation adjustment                                      10            (90)
                                                                              --------       --------
          Total stockholders' equity                                            39,404         36,291
                                                                              --------       --------
          Total liabilities and stockholders' equity                          $ 55,383       $ 52,504
                                                                              ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                    (In thousands except for per share data)
                                  (Unaudited)

                                                           Three months ended            Nine months ended
                                                              September 30,                 September 30,
                                                         -----------------------       -----------------------
                                                           1999           1998           1999           1998
                                                         --------       --------       --------       --------
Revenues
      Services                                           $ 12,006       $  9,990       $ 34,483       $ 28,490
      Net product sales                                     5,760          5,949         16,287         17,746
      Finance and rental income                               362            347          1,159          1,019
                                                         --------       --------       --------       --------

           Total revenues                                  18,128         16,286         51,929         47,255
                                                         --------       --------       --------       --------

Costs and expenses
      Cost of services                                      7,747          5,549         20,439         16,160
      Cost of sales                                         1,802          1,599          4,589          4,818
      Selling, general, and administrative                  7,415          6,400         20,445         18,653
      Research and development                                346            291          1,131          1,066
      Restructuring and other non-recurring charges           423           --            2,623           --
                                                         --------       --------       --------       --------

           Total costs and expenses                        17,733         13,839         49,227         40,697
                                                         --------       --------       --------       --------

Income from operations                                        395          2,447          2,702          6,558

Other income (expense)
      Interest income                                          28            156            191            424
      Interest expense                                        (41)           (12)           (79)           (39)
      Other income/(loss)                                     356            (76)           852            (87)
                                                         --------       --------       --------       --------

           Total other income, net                            343             68            964            298
                                                         --------       --------       --------       --------

Income before income taxes                                    738          2,515          3,666          6,856
Provision for income taxes                                    306          1,009          1,438          2,754
                                                         --------       --------       --------       --------

Net income                                                    432          1,506          2,228          4,102

Other comprehensive income, net of tax
      Foreign currency translation adjustments                (30)            17             61              5
                                                         --------       --------       --------       --------

Comprehensive income                                     $    402       $  1,523       $  2,289       $  4,107
                                                         ========       ========       ========       ========

Net income per weighted average share:
      Basic                                              $   0.07       $   0.26       $   0.38       $   0.71
                                                         ========       ========       ========       ========
      Diluted                                            $   0.07       $   0.24       $   0.35       $   0.66
                                                         ========       ========       ========       ========

Weighted average shares:
      Basic                                                 5,913          5,826          5,875          5,811
                                                         ========       ========       ========       ========
      Diluted                                               6,277          6,242          6,324          6,258
                                                         ========       ========       ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                   Nine months ended
                                                                      September 30,
                                                                  ---------------------
                                                                    1999          1998
                                                                  -------       -------
Cash flows from operating activities:
  Net income                                                      $ 2,228       $ 4,102
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Write down of fixed assets                                        855          --
    Depreciation and amortization                                   4,148         3,103
    Treasury stock issued for employee compensation                    14          --
    Deferred compensation                                            --             356
    Deferred income taxes                                             791           986
  Changes in operating assets and liabilities:
    Accounts receivable                                              (773)          953
    Inventories                                                      (797)           25
    Net investment in sales-type leases                              (284)       (1,323)
    Prepaid expenses, other current assets and other assets         1,007           (21)
    Accounts payable, accrued expenses and other liabilities         (997)          549
    Accrued payroll and payroll taxes                              (1,300)           48
    Income taxes payable                                           (1,216)          574
    Accrued restructuring and other non-recurring charges             598          (599)
                                                                  -------       -------
      Net cash provided by operating activities                     4,274         8,753
                                                                  -------       -------
Cash flows from investing activities:
  Purchases of investments                                         (3,145)       (8,826)
  Sales and maturities of investments                               9,841         6,692
  Additions to property and equipment                              (7,859)       (5,527)
  Business purchases and other                                     (3,660)         --
                                                                  -------       -------
      Net cash used in investing activities                        (4,823)       (7,661)
                                                                  -------       -------
Cash flows from financing activities:
  Principal payments under capital lease obligations                 (193)           (9)
  Proceeds from issuance of common stock                              323           488
  Proceeds from issuance of long term debt                            900          --
  Purchase of treasury stock                                         (535)         --
                                                                  -------       -------
      Net cash provided by financing activities                       495           479
                                                                  -------       -------
Effect of foreign exchange on cash                                     43            36
                                                                  -------       -------
Net increase (decrease) in cash and cash equivalents                  (11)        1,607
Cash and cash equivalents at beginning of period                    2,702         2,019
                                                                  -------       -------
Cash and cash equivalents at end of period                        $ 2,691       $ 3,626
                                                                  =======       =======
Non-cash activity:
  Issuance of note receivable for exercise of stock option        $   300       $  --
  Deferred compensation                                               983          --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of September 30, 1999 and the consolidated results of its operations and cash flows for the nine months ended September 30, 1999 and 1998.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 16, 1999 for the year ended December 31, 1998.

     The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

2.   Details of certain balance sheet captions are as follows (in thousands):

                                                           September 30,  December 31,
                                                               1999           1998
                                                             --------       --------
Inventories:
       Purchased parts and assemblies                        $    471       $    556
       Work-in-process                                             33            324
       Finished goods                                           1,789            616
                                                             --------       --------
                                                             $  2,293       $  1,496
                                                             ========       ========

Property and equipment:
       Equipment                                             $ 22,550       $ 11,136
       Furniture and fixtures                                     721            684
       Equipment leased to others                              12,553          9,834
       Equipment under capital leases                           3,047          1,035
       Leasehold improvements                                   4,433          3,439
       Capital in progress                                        627         10,943
                                                             --------       --------
                                                               43,931         37,071
       Less:  accumulated depreciation and amortization       (17,323)       (16,295)
                                                             --------       --------
                                                             $ 26,608       $ 20,776
                                                             ========       ========

3.   The calculation of per share earnings is as follows:

(In thousands except per share figures)

                                                           Three months ended     Nine months ended
                                                              September 30,          September 30,
                                                           ------------------     -------------------
                                                            1999        1998        1999        1998
                                                           ------      ------      ------      ------
Basic:
-----
Net income                                                 $  432      $1,506      $2,228      $4,102
Weighted average common shares outstanding                  5,913       5,826       5,875       5,811

Net income per share, basic                                $ 0.07      $ 0.26      $ 0.38      $ 0.71
                                                           ======      ======      ======      ======

Diluted:
-------
Net income for calculating diluted earnings per share      $  432      $1,506      $2,228      $4,102

Weighted average common shares outstanding                  5,913       5,826       5,875       5,811
Common stock equivalents                                      364         416         449         447
                                                           ------      ------      ------      ------
Total weighted average shares                               6,277       6,242       6,324       6,258

Net income per share, diluted                              $ 0.07      $ 0.24      $ 0.35      $ 0.66
                                                           ======      ======      ======      ======


4.   OTHER INCOME

In February 1999, the Company negotiated a buyout of its old corporate headquarters facility lease. Pursuant to the arrangement, payments were made to the Company during 1999 dependent on space becoming available in the old facility. The Company received a payment of approximately $0.5 million during the first quarter of 1999, net of applicable negotiation fees, and recorded this payment as other income. During the third quarter of 1999, the Company received a final payment of approximately $0.3 million, net of applicable negotiation fees and also recorded this payment as other income.

5.   SEGMENT INFORMATION

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains sales, marketing and monitoring operations in both the United States and Canada.

Geographic Segment Data

Net revenues to external customers are based on the location of the customer. Geographic information as of September 30, 1999 and 1998 is presented as follows:

Dollars in thousands
                            Three months ended             Nine months ended
                               September 30,                 September 30,
                        -----------------------         -----------------------
                          1999            1998            1999            1998
                        -------         -------         -------         -------
Net Sales:
  United States         $16,741         $15,263         $48,025         $44,264
  Canada                  1,387           1,023           3,904           2,991
                        -------         -------         -------         -------
                        $18,128         $16,286         $51,929         $47,255
                        =======         =======         =======         =======


Net Income:
  United States         $   288         $ 1,477         $ 1,870         $ 3,973
  Canada                    144              29             358             129
                        -------         -------         -------         -------
                        $   432         $ 1,506         $ 2,228         $ 4,102
                        =======         =======         =======         =======




Total Assets:         September 30,  September 30,
                          1999           1998
                        -------         -------
  United States         $50,625         $46,755
  Canada                  4,758           2,259
                        =======         =======
                        $55,383         $49,014
                        =======         =======


6.   RESTRUCTURING AND OTHER NON-RECURRING CHARGES

In December 1997, the Company approved a restructuring plan to improve operating efficiencies and reduce costs, and recorded a pre-tax restructuring charge of $4.3 million. This charge was established to provide for a business reorganization which included relocation of the Company's corporate headquarters, work force reduction and write down of impaired assets in accordance with SFAS 121.

In June 1999, the Company recorded a pre-tax restructuring charge of approximately $2.2 million. Nearly $1.7 million was recorded as a result of the outsourcing of the Company's equipment manufacturing operations to Ademco, an international manufacturer of electronics equipment and a division of Pittway Corporation. This charge included approximately $1.3 million of costs related to the reduction in the Company's manufacturing workforce, and nearly $379,000 of costs associated with the write down of certain manufacturing fixed assets. During the second quarter of 1999, certain events occurred which resulted in changes to the Company's original estimates for the cost of its corporate headquarters' relocation. As a result, the restructuring charge includes approximately $520,000 of costs not reflected in the Company's December 1997 restructuring charge (described above) associated with closing the Company's operations located in Cambridge, Massachusetts.

On September 2, 1999, the Company and Protection One mutually agreed to terminate their merger agreement. In September 1999, the Company recorded a pre-tax charge of $423,000 for unreimbursed costs incurred in connection with the proposed merger. These costs included such items as investment banker, legal and independent accountant fees.

At September 30, 1999, accrued restructuring and other non-recurring charges of nearly $1.5 million represented approximately $991,000 of total remaining severance costs, $62,000 of fixed assets to be written off upon final transfer of the Company's manufacturing operations to Ademco and $408,000 of unreimbursed costs which are associated with the termination of the merger agreement with Protection One.

The following is a summary of accrued restructuring and other non-recurring charges for the nine months ended September 30, 1999:


                                 December 31,      Amounts        Amounts         September 30,
Dollars in thousands                 1998         Recorded        Utilized            1999
------------------------------------------------------------------------------------------------
Non-cash write down
of fixed assets                   $   536         $   379          $  (853)         $    62

Reduction of workforce
and other cash flows                  327           1,301             (637)             991

Corporate relocation                 --               520             (520)            --

Unreimbursed merger costs            --               423              (15)             408
                                  -------         -------          -------          -------

Total                             $   863         $ 2,623          $(2,025)         $ 1,461
                                  =======         =======          =======          =======



7.   INTANGIBLES

     In August 1999 the Company completed the stock acquisition of TelCARE Systems, Inc. of Denver, Colorado. TelCARE provides personal response services. The purchase price was approximately $943,000 which was financed by borrowing $0.9 million on a pre-existing line of credit. The acquisition was accounted for as a purchase transaction and, as a result, the Company recorded goodwill of approximately $913,000 to be amortized over an estimated life of five years. The results of the acquired business are included in the Company's consolidated financial statements from the date of acquisition and are not expected to have a material impact on 1999 operating results.

     During the first nine months of 1999, the Company paid approximately $2.7 million to 54 local community hospitals for conversion to services provided by the Company. Intangible assets related to these service agreements consist of the cost of purchasing the rights to service and/or manage the personal response systems (PRS) program located in various stand-alone facilities. These agreements allow the Company to monitor and provide other related services to existing and future subscribers over the term of the agreements. The Company amortizes the acquisitions costs over the life of the agreements, which is five years.

8.   COMMON STOCK

     In August 1999, the Company loaned $300,000 to its Chief Executive Officer, pursuant to a secured promissory note, for the exercise of a stock option which was to expire. The note, which bears interest at a rate of 6.77% per annum, payable annually in arrears, is due August 23, 2004 and is secured by a pledge of 16,552 shares of common stock of the Company. The Chief Executive Officer has the right to put the shares back to the Company at a price equal to 90% of their then current fair market value at any time during the 180-day period ending on the first anniversary of the date of exercise of the option.


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

RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 1999 were $18.1 million, an increase of approximately 11% as compared to total revenues of $16.3 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, total revenues were $51.9 million, or nearly 10% greater than total revenues of $47.3 million for the same period in 1998.

Service revenues grew 20% and 21% for the three and nine months ended September 30, 1999 to $12.0 million and $34.5 million, respectively from $10.0 million and $28.5 million, respectively for the same periods in 1998. Service revenues represent over 66% of the Company's quarter and year to date total revenues as compared to 61% and 60% of total revenues for the three and nine months of 1998, respectively. The Company's expected growth in its service business segment has continued because of its strategy of packaging products and services into a single service offering, which results in higher per-subscriber service revenue. The Company was monitoring over 267,000 subscribers as of September 30, 1999, 20% more than the 223,000 subscribers monitored at September 30, 1998. The Company's ability to sustain the current level of service revenue growth depends on its ability to expand the market for its personal response services, convert community hospital programs to service provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in enabling the Company to meet this challenge.

Net product revenues for the third quarter of 1999 decreased 3% to $5.8 million from $5.9 million for the third quarter of 1998. For the nine months ended September 30, 1999, net product revenues were $16.3 million, a decrease of approximately 8% from $17.7 million for the same period in 1998. Product sales have declined as a result of the Company's strategy of combining service and hardware offerings to support its service business segment. As a result, the Company expects continued declining product sales in future periods as it continues packaging products and services into a single service offering.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, increased 4% in the third quarter of 1999 to $362,000, from $347,000 for the third quarter of 1998. For the nine months ended September 30, 1999, finance and rental income rose nearly 14% to $1.2 million from $1.0 million for the same period in 1998. The growth of the Company's leasing portfolio for its internally managed and funded leasing program continues to result in increased finance and rental income. The Company believes that the retention of new leases in its own portfolio will result in an increase in finance income for the remainder of 1999.

Total recurring revenues, consisting of service revenues and finance income, was $12.4 million for the quarter ended September 30, 1999, an increase of nearly 20% as compared to $10.3 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 total recurring revenues increased approximately 21% to $35.6 million from $29.5 million for the nine months ended September 30, 1998. These increases reflect the continued expansion of the Company's service business segment with its focus on increasing the Company's recurring revenue base.

Cost of services, as a percentage of service revenues, was nearly 65% for the third quarter of 1999 as compared to 56% for the third quarter of 1998. For the nine months ended September 30, 1999 cost of services, as a percentage of service revenues, was 59% as compared to 57% for the same period in 1998. The Company completed the transition to its new CareSystem call center platform in the third quarter of 1999. The conversion of its subscribers to this new platform took longer than originally planned and resulted in higher costs from extra staffing needed in the Company's response centers and maintaining duplicate facilities. Cost of services also included continued investments in personnel and additional costs of employee retention and recruiting initiatives. These initiatives are principally associated with the delay in the implementation of the CareSystem platform and relocation of the Company's monitoring facility as part of the Company's first quarter 1999 move to new corporate headquarters in Framingham, Massachusetts. The Company also continued to incur high costs in the third quarter of 1999 associated with systems enhancements and support to maintain its former service infrastructure while it finalized the implementation of its CareSystem call center platform. The depreciation of the capital expenditures for the CareSystem call center platform has also impacted current results of operations.

Cost of sales was 31% of net product sales for the three months ended September 30, 1999 as compared to 27% during the same period in 1998. For the nine months ended September 30, 1999 cost of sales was approximately 28% of net product sales as compared to 27% for the nine months ended September 30, 1998. The Company completed the transition of its manufacturing operations to Ademco during the third quarter of 1999. While the Company continues to strive to maintain its cost of sales at a consistent percentage of net product sales, there were additional costs incurred during the third quarter associated with the outsourcing of the manufacturing function. These additional costs, including higher temporary help, were offset, in part, by a reduction in material costs and the efficiencies created during the first half of 1999 by higher than expected production in anticipation of the outsourcing to Ademco. The Company believes that the decision to outsource to Ademco will result in technological innovation and future cost savings opportunities.

Selling, general and administrative expenses were nearly 41% of total revenues for the third quarter of 1999 as compared to 39% during the third quarter of 1998. For the nine months ended September 30, 1999 and 1998 selling, general and administrative expenses were 39% of total revenues. While the Company has been able to successfully control many of its costs included within selling, general and administrative expenses, the Company did incur some higher costs for the first nine months of 1999. Specifically, the Company has incurred higher costs for its increased recruiting initiatives and for its 1999 customer conference which it did not have in 1998. Also, there were nine months of administrative costs associated with AlertCall, Inc. of Amherst, New York which was purchased by the Company in November 1998 as well as moving costs incurred in connection with the Company's relocation to its new corporate headquarters. These higher costs were offset, in part, by lower expenditures in the areas of market and product development and promotional strategies aimed at the healthcare channel. The Company also has experienced savings in operating costs resulting from the Company's relocation to new corporate headquarters in February 1999. The first nine months of 1998 were also impacted by compensation expense that was incurred for certain stock options that became exercisable during the first nine months of 1998. As a result, no compensation expense was recorded in 1999.

Research and development expenses remained consistent at 2% of total revenues for the three and nine months ended September 30, 1999 and 1998. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at a consistent percentage of total revenues for the remainder of 1999.

In December 1997, the Company approved a restructuring plan to improve operating efficiencies and reduce costs, and recorded a pre-tax restructuring charge of $4.3 million. This charge was established to provide for a business reorganization which included relocation of the Company's corporate headquarters, work force reduction and write down of impaired assets in accordance with SFAS 121.

In June 1999, the Company recorded a pre-tax restructuring charge of approximately $2.2 million. Nearly $1.7 million was recorded as a result of the outsourcing of the Company's equipment manufacturing operations to Ademco. This charge included approximately $1.3 million of costs related to the reduction in the Company's manufacturing workforce and nearly $379,000 of costs associated with the write down of certain manufacturing fixed assets. During the second quarter of

1999, certain events occurred which resulted in changes to the Company's original estimates for the cost of its corporate headquarters' relocation. As a result, the Company recorded approximately $520,000 of costs not reflected in the Company's December 1997 restructuring charge associated with closing the Company's operations located in Cambridge, Massachusetts.

On September 2, 1999, the Company and Protection One mutually agreed to terminate their proposed merger. In September 1999, the Company recorded a pre-tax charge of $423,000 for unreimbursed costs incurred in connection with the proposed merger. These costs included such items as investment banker, legal and independent accountant fees.

At September 30, 1999, accrued restructuring and other non-recurring charges of nearly $1.5 million represented approximately $1.0 million of total remaining severance costs, $62,000 of fixed assets to be written off upon final transfer of the Company's manufacturing operations to Ademco and $408,000 of unreimbursed costs which are associated with the termination of the merger agreement with Protection One.

In February 1999, the Company negotiated a buyout of its old corporate headquarters facility lease. Pursuant to the arrangement, payments were made to the Company during 1999 dependent on space becoming available in the old facility. The Company received a payment of approximately $0.5 million during the first quarter of 1999, net of applicable negotiation fees, and recorded this payment as other income. During the third quarter of 1999, the Company received a final payment of approximately $0.3 million, net of applicable negotiation fees and also recorded this payment as other income.

The Company's effective tax rate was 39.2% for the nine months ended September 30, 1999 compared to 40.2% for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999, the Company's portfolio of cash, cash equivalents and investments decreased $6.7 million to $2.7 million at September 30, 1999 from $9.4 million at December 31, 1998. The decrease was mainly attributable to continued purchases of property and equipment of $7.9 million during 1999. Expenditures of nearly $1.9 million were associated with the continued development of the Company's new CareSystem response center platform at its primary monitoring facility and approximately $2.5 million was for Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs. The Company also spent an additional $2.3 million for its new corporate facility including purchases of a heating, ventilation and air conditioning system, a computer room and network infrastructure, a telephone and voicemail system, furniture and leasehold improvements. During the first nine months of 1999, the Company paid approximately $2.7 million to local community hospitals for conversions to services provided by the Company and paid approximately $943,000 for the acquisition of TelCare Systems, Inc. of Denver Colorado. The payments of sales and management bonuses and tax payments of nearly $1.6 million also contributed to the decrease. Profitable operations of $8.0 million helped to offset the effects of the expenditures for the first nine months of 1999 as well as a $1.0 million reimbursement from Protection One for merger related costs and a $0.9 million borrowing under the Company's line of credit.

The Company completed the transition of its United States monitored subscribers to its new CareSystem platform in September 1999. The Company has invested nearly $12.6 million in the CareSystem platform through September 30, 1999 and anticipates it will spend approximately an additional $0.6 million during 1999.

The Company is party to Master Lease Agreements for up to $2.7 million for furniture, computers, security systems and other related equipment purchased in connection with the Company's move to its new corporate facility and for other purchases. For financial reporting purposes, these leases were recorded as capital leases and accordingly assets were recorded and are being depreciated over their estimated useful life. As of September 30, 1999 the Company had made purchases of approximately $2.4 million under these agreements.

The Company is party to a ten-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters. Annual base rental payments under the lease approximate $772,000. The lease contains two five-year options to renew at the end of the initial lease term. The Company incurred expenditures of nearly $7.0 million through September 30, 1999 for capital improvements associated with its new corporate facility, as described above, including purchases for the development of a computer center for its new monitoring platform, its corporate infrastructure and additional capacity to handle future subscriber growth. Purchases of furniture and fixtures and leasehold improvements were also included in the aforementioned total capital expenditures amount. The Company incorporated approximately $2.2 million of its purchases in the Master Lease Agreements noted above. The Company expects to spend an additional $0.5 million in 1999 for similar items of which some will be incorporated as part of the Master Lease Agreements noted above.

In October 1998, the Company entered into a five-year lease to rent an additional 16,000 square feet of a facility located in Framingham, Massachusetts to maintain its inventory. Annual base rental payments will be approximately $79,000. The lease contains two five-year renewal options. The Company is currently engaged in discussions with the landlord about occupancy of this facility.

In June 1999, the Company entered into an amended and restated $10.0 million line of credit which was originally obtained in April 1998. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.25 to 1.0 through the quarter ending March 31, 2000 and 1.0 to
1.0 thereafter. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The Company was not in compliance with certain covenants during the third quarter of 1999. The Company obtained a waiver from its bank for these covenants. This line of credit matures on June 30, 2004, and as of September 30, 1999 the Company had borrowed $0.9 million under this line.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and its $10.0 million line of credit. The Company expects these sources will be sufficient to finance the cash needs of the Company through the next twelve months including the continued investment in its new response center platform, the remaining expenditures needed for its move to new corporate headquarters, the requirements of its internally funded lease financing program, any potential acquisitions and other investments in support of its current business.

TERMINATION OF PENDING ACQUISITION

As previously announced on September 2, 1999 Protection One, Inc. and the Company entered into a mutual agreement to terminate their proposed merger originally announced in October 1998. The companies also announced the agreement to terminate the related stock option granted to Protection One by the Company in connection with the proposed merger. The total costs related to the proposed merger were approximately $1.4 million of which Protection One reimbursed the Company $1.0 million. The Company recorded a pre-tax non-recurring charge of $423,000 in the third quarter of 1999 for the unreimbursed costs. At September 30, 1999 approximately $408,000 of this charge remained in accrued restructuring and other non-recurring charges.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

On September 2, 1999 the Company terminated its Merger Agreement with Protection One, Inc. and a subsidiary of Protection One, Inc. (the "Merger Sub"), pursuant to which, subject to the terms and conditions of the Merger Agreement, the Company would have become a wholly-owned subsidiary of a newly formed holding company for Protection One. There can be no assurance that the Company's results of operations and financial condition will not be adversely affected by the diversion of management time and resources relating to the proposed merger, or by other factors.

During the third quarter of 1999, the Company completed the outsourcing of the manufacturing of its personal response equipment to Ademco, a division of Pittway Corporation. This decision represents a change in the Company's manufacturing strategy, as it will no longer support a manufacturing site at its corporate location. There can be no assurance that the Company will realize the intended cost savings it anticipates, or that it will not experience delays in obtaining products from Ademco as a result of process difficulties, component shortages or for other reasons. Any such delay could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

The Company completed the transition of its United States subscribers to its new CareSystem call center platform and may experience risks and uncertainties associated with this new information technology. These include the risks that the Company does not realize the intended benefits from the new system and the risks that the costs incurred by the Company during the phase-in of

CareSystem will be greater than expected, or that customer uncertainty during the phase-in period will adversely affect the Company's revenues.

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

The Company may expand its operations through the acquisition of additional businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. In addition, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events, contingent liabilities and amortization of acquired intangible assets. There can be no assurance that the acquired businesses, if any, will achieve anticipated revenues or earnings. In addition, the reduction in the Company's cash and cash equivalent balances may adversely affect the Company's ability to pay for acquisitions.

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

The Company has outsourced the manufacturing of its personal response equipment to Ademco, a division of Pittway Corporation. This decision represents a change in the Company's manufacturing strategy, as it will no longer support a manufacturing site at its corporate location, although repair and distribution of the Company's hardware are expected to continue from its corporate headquarters. Based on oral representations from Ademco, the Company believes that Ademco's ability to perform its manufacturing responsibilities will not be affected by the Year 2000 problem. As part of its own Year 2000 program, the Company completed all year 2000 program phases for its manufacturing equipment and systems it has used to manufacture its personal response equipment. The Company believes that its own remaining mission critical manufacturing equipment and systems it uses to support its repair and distribution functions are Year 2000 ready.

The Company completed the transition of its United States monitored subscribers to its new CareSystem platform in the third quarter of 1999. The Company has designed its new CareSystem call center platform to be in compliance with the Year 2000. The Company's system integration provider conducted and completed CareSystem unit, integration, and system testing which included Year 2000 testing. The Company's Information Technology department's CareSystem Acceptance Test Plan included the change to the year 2000 as well as time changes in the year 2000. Based on the testing it has performed, the Company believes that this call center platform is Year 2000 ready.

The Company has completed the Rollout Phase of its Year 2000 program for its remaining information technology systems, which include its networks, desktops, data servers and applications. Of all of the Company's material systems, software replacements and upgrades in the ordinary course of business (without acceleration for Year 2000 issues) have enhanced the Company's Year 2000 readiness without material incremental costs. The Company believes that all of its mission critical systems are Year 2000 ready. As the Company completes the Rollout Phase of its existing desktop computers it believes that all of its existing desktop computers are Year 2000 ready.

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

The Company believes that its most reasonably likely worse case Year 2000 scenario is significant interruptions in the supply of necessary services and products caused by third party suppliers that do not resolve their own Year 2000 issues. These disruptions could have a material adverse effect on the Company's monitoring operations, and accordingly, its business, financial condition or results of operations. The Company's major provider of telephone service is AT&T. Based on information received directly from AT&T and from its website, the Company believes that AT&T has an established Year 2000 compliance plan relating to its products, services, desktop, infrastructure and vendor supplied products. This information indicated that AT&T has achieved 100% assessment, repair, certification and deployment of systems and network elements that directly impact its customers and therefore believes that it is Year 2000 ready. The Company has selected Ademco as the primary manufacturer for Lifeline personal response units. Although the Company believes that Ademco's ability to perform its manufacturing responsibilities will not be affected by the Year 2000 problem, there can be no assurance that Ademco will not incur delays in manufacturing products for the Company as a result of its inability to resolve its own Year 2000 issues. The Company is in the process of defining arrangements with Ademco. The Company is also in the process of developing contingency plans to prepare for the inability of its remaining key third-party suppliers to resolve their own Year 2000 issues. There can be no assurance that these contingency plans will be adequate to meet the Company's needs.

Through September 30, 1999, the Company has spent over $105,000 related to Year 2000 issues, consisting principally of personnel costs incurred in the scope of normal operations and consulting costs. The total cost of the Year 2000 project is estimated to be approximately $200,000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On September 2, 1999, the Company and Protection One, Inc. announced the mutual agreement to terminate their proposed merger which was announced in October 1998. The companies also announced that they agreed to terminate the related stock option granted to Protection One by the Company in connection with the proposed merger.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Reports on Form 8-K - A Form 8-K was filed on September 10, 1999.

                             LIFELINE SYSTEMS, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 9, 1999                    LIFELINE SYSTEMS, INC.
----------------                    ------------------------------------
Date                                Registrant



                                    /s/ Ronald Feinstein
                                    ------------------------------------
                                    Ronald Feinstein
                                    Chief Executive Officer




                                    /s/ Dennis M. Hurley
                                    ------------------------------------
                                    Dennis M. Hurley
                                    Vice President of Finance and
                                    Administration, Principal Financial
                                    and Accounting Officer

                                  EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

                                                                   SEC Document
Exhibit No.   Exhibit                                                Reference
-----------   -------                                                ---------

Exhibit 10    Material Contracts

10.61         Loan Document Modification Agreement between State
              Street Bank and Trust Company and the Registrant dated June 30, 1999

10.62         Amended and Restated Note between State Street Bank
              and Trust Company and the Registrant dated June 30,
              1999

10.63 Secured Promissory Note between Ronald Feinstein and the Registrant, dated August 23, 1999

10.64         Security and Pledge Agreement between Ronald
              Feinstein and the Registrant, dated August 23, 1999