Form 10-K405
period 1999-12-31
LIFELINE SYSTEMS INC
filed 2000-03-30
CIK 720195

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1999              Commission File Number 0-13617

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 2000, 5,955,900 shares of the Registrant's Common Stock were outstanding and the aggregate market value as of such date of such Common Stock held by non-affiliates of the Registrant was approximately $59,559,000.

                               ------------------

Exhibit index is located on pages 44 through 49 of this Report.

                                     PART I


ITEM 1.   Business

     General

          Lifeline Systems, Inc. (the "Company") provides 24-hour personal response monitoring services to its subscribers, primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals. These subscribers communicate with the Company through products designed and marketed by the Company, consisting principally of a communicator which connects to the telephone line in the subscriber's home and a personal help button, which is worn or carried by the individual subscriber and which, when activated, initiates a telephone call from the subscriber's communicator to the Company's central monitoring facilities. The Company believes it is a major provider of these services since it monitors approximately 278,000 subscribers as of December 31, 1999 and estimates it serves, along with community hospitals, more than 375,000 subscribers in a North American personal emergency response services market estimated by the Company to be between 500,000 and 600,000 subscribers as of December 31, 1999.

     Business Developments

          As previously announced, on September 2, 1999 Protection One, Inc. ("Protection One") and the Company entered into a mutual agreement to terminate their proposed merger originally announced in October 1998. The companies also announced the agreement to terminate the related stock option granted to Protection One by the Company in connection with the proposed merger. The total costs related to the proposed merger were approximately $1.4 million of which Protection One reimbursed the Company $1.0 million. The Company recorded a pre-tax non-recurring charge of $423,000 in the third quarter of 1999 for the unreimbursed costs. At December 31, 1999 approximately $134,000 of this charge remained in accrued restructuring and other non-recurring charges.

          During the third quarter of 1999, the Company completed the outsourcing of the manufacturing of its personal response equipment to the Ademco Group, a division of Honeywell International, Inc. Ademco is an international manufacturer of electronic equipment. It is the largest contract manufacturer of equipment to the security industry and performs contract manufacturing for a large number of companies in related industries. The decision to outsource represents a change in the Company's manufacturing strategy, as it no longer supports a manufacturing site. All repair and distribution of the Company's hardware, however, is expected to continue from its corporate headquarters. The Company anticipates that this strategic decision will result in technological innovation and significant future cost savings opportunities.

          During 1999, the Company moved its corporate headquarters and U.S. based monitoring operations to a new 84,000 square foot facility in Framingham, Massachusetts. Annual base rental payments under the lease approximate $814,000. The Company has two five-year renewal options contained within the lease.

          In February 1999, the Company negotiated a buyout of its old corporate headquarters facility lease. Pursuant to the arrangement, payments were to be made to the Company during 1999 dependent on space becoming available in the old facility. The Company received a payment of approximately $0.5 million during the first quarter of 1999, net of applicable negotiation fees, and recorded this payment as other income. During the third quarter of

     1999, the Company received a final payment of approximately $0.3 million, net of applicable negotiation fees and also recorded this payment as other income.

          In August 1999 the Company completed the acquisition of TelCARE Systems, Inc. of Denver, Colorado. TelCARE provides personal response services. The purchase price was approximately $943,000 which was financed by borrowing $0.9 million on a pre-existing line of credit. The acquisition was accounted for as a purchase transaction and, as a result, the Company recorded goodwill of approximately $913,000 to be amortized over an estimated life of five years. The results of the acquired business are included in the Company's consolidated financial statements from the date of acquisition and did not have a material impact on 1999 operating results.

     Industry Segments

          The Company operates in one industry segment. Its operations consist of providing personal response services associated with those products it designs and markets. Foreign revenues, from Canada, comprised less than 10% of the Company's total revenues in 1999, and the Company has no significant tangible assets in foreign countries.

     The Lifeline Service

          The Company's principal offering, called LIFELINE(R), consists of a monitoring service utilizing equipment designed and marketed by the Company. The Company's monitoring service is a personal response service which provides 24-hour monitoring and personalized support to elderly individuals with medical or age-related conditions and to physically challenged individuals throughout the United States and Canada. Through use of the LIFELINE service, individuals in need of help are able to signal monitoring personnel in one of the Company's response centers. These trained monitors identify the nature and extent of the subscriber's particular need and manage the situation by notifying the subscriber's friends, neighbors, and/or emergency personnel, as set forth in a predetermined protocol established by the subscriber. The Company also offers a version of its home monitoring service that provides social support for elderly individuals who live alone. This service allows trained monitoring personnel to often be in daily contact with these elders which can be an important social connection for these subscribers.

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

          The Company's primary monitoring center in Framingham, Massachusetts is supported by its new proprietary CareSystem call center platform. The Company completed the transition of its subscribers to its new CareSystem call center platform in the third quarter of 1999. This call center platform is a specially designed computer and telecommunications hardware and software system used to identify, track and respond to subscriber calls. CareSystem receives incoming signals from subscribers' communicators, matches and retrieves the appropriate subscriber data records from a central database, and routes both the call and the data record to monitoring personnel in the Lifeline Response Center.

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

          Lifeline also provides its local programs with a comprehensive set of monitoring and business support services, which reduces the program management responsibilities and administrative burden associated with a local monitoring center. In addition, the Company provides the LIFELINE service directly to subscribers in the United States and to subscribers in Canada who do not have access to a local Lifeline program.

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

     Source of Raw Materials

          The Company has historically manufactured all of its products, relying on outside vendors for components and enclosures. During the third quarter of 1999, the Company completed the outsourcing of the manufacturing of its personal response equipment to the Ademco Group, a division of Honeywell International, Inc.. Ademco is an international manufacturer of electronic equipment. This decision represents a change in the Company's manufacturing strategy, as it no longer supports a manufacturing site. All repair and distribution of the Company's hardware, however, is expected to continue from its corporate headquarters. The Company anticipates that this strategic decision will result in technological innovation and significant future cost savings opportunities. However, there can be no assurance that the Company will realize the intended cost savings it anticipates, or that Ademco will not incur delays in manufacturing products for the Company as a result of process difficulties, component shortages or for other reasons. Any such delay could have a material adverse effect on the Company's business, financial condition, or results of operations.

     Patents, Licenses and Trademarks

          The Company considers its proprietary know-how with respect to the development and marketing of its personal response services to be a valuable asset. Due to rapid technological changes that characterize the industry, the Company believes that continued development of new services and products, the improvement of existing services and products, and patent and license protection are important in maintaining a competitive advantage.

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

     Research and Development

          Research and development continues to be an essential strategic element for the Company and is geared towards enhancing and augmenting the Company's products and services. Research and development expenses were $1,565,000, $1,470,000, and $1,709,000 for the years ended December 31,
     1999, 1998, and 1997, respectively.

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

          None of the Company's business is subject to re-negotiation of profits or termination of contract by the government, nor is it impacted by any existing environmental laws.

     Competition

          The Company believes that it is a major provider of personal response services and products since it monitors approximately 278,000 subscribers as of December 31, 1999 and estimates it serves, along with community hospitals, more than 375,000 subscribers in a North American personal emergency response services market estimated by the Company to serve between 500,000 and 600,000 subscribers as of December 31, 1999. Other companies offer services and products competitive with those offered by the Company. These companies offer personal response services on a regional or national basis through both healthcare providers and directly to the subscribers themselves.

          Although price is a competitive factor, the Company believes that its customers' main considerations in choosing a personal response service are the high quality of service and product performance and reliability; customer support and service; and reputation and experience in the industry. The Company believes it competes favorably with respect to these factors.

     Employees

          As of February 29, 2000 the Company employed approximately 635 full-time and 48 permanent part-time employees. None of the Company's employees is represented by a collective bargaining unit, and the Company believes its relations with its employees are good.


ITEM 2.   Properties

         The Company is party to a fifteen-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters, including its U.S. based monitoring operations. The Company began occupying this new facility in February 1999.

         Annual base rental payments under the lease approximate $814,000. The Company has two five-year renewal options contained within the lease.

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


ITEM 4.   Submission of Matters to a Vote of Security Holders

     None

     Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Company as of December 31, 1999:

      Name                         Position                                 Age
      ----                         --------                                 ---
L. Dennis Shapiro         Chairman of the Board                             66
Ronald Feinstein          President, Chief Executive Officer
                          and Director                                      53
Dennis M. Hurley          Vice President, Finance,
                          Chief Financial Officer, Treasurer                53
Heather E. Edelman        Vice President, Human Resources                   52
Thomas E. Loper           Vice President, Customer Care                     50
Richard M. Reich          Vice President and Chief Information Officer      53
Donald G. Strange         Vice President, Sales and Marketing               53
Jeffrey A. Stein          Clerk                                             41

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

     Richard M. Reich became Vice President, Chief Information Officer in September 1999. He had been Vice President, Technology and Advanced Services since August 1994. From June 1990 to August 1994, Mr. Reich had served as Vice President, Product Planning and Development. Since joining the Company in April, 1986 he had held the position of Vice President, Engineering.

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

     Jeffrey A. Stein has been the Clerk of the Company since February 2000 when he replaced Norman B. Asher who had been Clerk of the Company since July 1978. Mr. Stein has been a partner of the law firm of Hale and Dorr LLP since 1994, which has been general counsel to the Company since 1976.


                                     PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Quarterly Market Information and Related Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "LIFE." On February 29, 2000, the Company had 401 registered shareholders. The table below reflects the high and low sales prices for 1999 and 1998.

                                                      High               Low
1998      First Quarter                            $ 25.38            $ 21.00
          Second Quarter                             22.50              16.75
          Third Quarter                              21.88              17.75
          Fourth Quarter                             28.25              16.50
1999      First Quarter                            $ 27.81            $ 22.50
          Second Quarter                             22.50              17.50
          Third Quarter                              20.00              13.75
          Fourth Quarter                             15.63              12.88

During the periods presented, the Company has not paid or declared any cash dividends on its common stock. While the payment of dividends is within the discretion of the Company's Board of Directors, the Company presently expects to retain all of its earnings for use in financing the future growth of the Company.

The Company from time to time issues shares to its employees as part of its bonus program. In 1999, a total of 1,000 shares were issued under this program.

ITEM 6.   Selected Financial Data

                                                    Years Ended December 31,
                                        -----------------------------------------------
(In thousands, except per share data)    1999      1998      1997      1996      1995
                                        -------   -------   -------   -------   -------
OPERATING RESULTS

   Total revenues                       $70,337   $64,410   $56,964   $50,223   $43,379

   Income from operations                 3,190     9,513     3,327     6,295     4,765

   Income before income taxes             4,176     9,976     3,921     7,078     5,505

   Net income                             2,506     5,986     2,298     4,176     3,148

   Net income per share, diluted        $  0.40   $  0.95   $  0.37   $  0.67   $  0.51

   Diluted weighted average
     shares outstanding                   6,299     6,309     6,232     6,197     6,115


FINANCIAL POSITION (1)

                                                          December 31,
                                        -----------------------------------------------
                                         1999      1998      1997      1996      1995
                                        -------   -------   -------   -------   -------
   Working capital                      $10,069   $13,026   $12,320   $14,003   $15,253

   Total assets                          57,385    52,504    42,269    37,909    31,961

   Long-term obligations(2)               3,354        11        16        25        32

   Stockholders' equity                  39,739    36,921    29,717    27,620    24,289

(1) There were no cash dividends paid or declared during any of the periods presented.

(2)  Excludes current portion of Long-term obligations.

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

RESULTS OF OPERATIONS

1999 Compared with 1998

Total revenues for the year ended December 31, 1999 were $70.3 million, an increase of 9% compared with the $64.4 million recorded in 1998.

Service revenues grew 21% to $47.0 million for the year ended December 31, 1999 and comprised 67% of the Company's total 1999 revenues, compared to 61% in 1998. The Company's growth in its service business segment has continued because of its strategy of packaging products and services into a single service offering, which results in higher per-subscriber service revenue. Accordingly, there was a 21% growth in the number of subscribers the Company monitors to approximately 278,000 at December 31, 1999 from approximately 229,000 at December 31, 1998. The Company's ability to sustain the current level of service revenue growth depends on its ability to expand the market for its personal response services, convert community hospital programs to service provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in meeting this challenge.

Net product revenues decreased 9% to $21.8 million during 1999, from net product revenues in 1998 of $24.0 million. During 1999, product sales declined as a result of the Company's strategy of combining service and hardware offerings to support its service business segment. As a result, the Company expects continued declining product sales in future periods as it continues packaging products and services into a single service offering.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, increased 10% to $1.5 million for the year ended December 31, 1999 as compared to the $1.4 million recorded in the previous year. While the Company's leasing portfolio continues to grow for its internally managed and funded leasing program, this growth has slowed in 1999 as a result of the Company's focus on its service business segment. The Company expects finance income to decline in future periods because finance income is directly related to its product business.

Total recurring revenues, consisting of service revenues and finance income, was $48.5 million for the year ended December 31, 1999, an increase of nearly 20% as compared to $40.4 million for the year ended December 31, 1998. The increase in recurring revenue reflects the continued expansion of the Company's service business segment with its focus on expanding the Company's recurring revenue base.

Cost of services, as a percentage of service revenues, increased to 62% for the year ended December 31, 1999 from 57% for the year ended December 31, 1998. The Company completed the transition of its subscribers to its new CareSystem call center platform in the third quarter of 1999. The conversion to this new platform took longer than originally planned and resulted in higher costs during the transition period due to extra staffing needed in the Company's response centers and the costs of operating duplicate facilities. Cost of services also included additional costs of employee retention, continued investments in personnel and recruiting initiatives due to the tight labor market. These initiatives were principally associated with the delay in the implementation of the CareSystem platform and relocation of the Company's monitoring facility as part of its 1999 move to new corporate headquarters in Framingham, Massachusetts. Higher costs were also incurred during the first three quarters of 1999 from systems enhancements and support to maintain the Company's former monitoring service infrastructure while it finalized the implementation of its CareSystem call center platform. The depreciation of the capital expenditures for the CareSystem call center platform has also impacted current results of operations. In addition, the Company incurred a full year of customer service costs associated with AlertCall, Inc. of Amherst, New York which was purchased by the Company in November 1998.

For the year ended December 31, 1999, cost of product sales as a percentage of product sales was 29%, versus 27% in the prior year. The Company completed the transition of outsourcing its manufacturing operations to Ademco during the third quarter of 1999. While the Company continues to strive to maintain its cost of sales at a consistent percentage of net product sales, there were additional costs incurred during 1999 associated with the outsourcing of the manufacturing function. These additional costs, including higher temporary help, were offset, in part, by a reduction in material costs and the efficiencies created during the first half of 1999 by higher than expected production in anticipation of the outsourcing to Ademco. The Company believes that the decision to outsource to Ademco will result in technological innovation and future cost savings opportunities.

Selling, general, and administrative expenses as a percentage of total revenues improved to 39% for the year ended December 31, 1999 compared to 40% for the year ended December 31, 1998. While the Company has been able to successfully control many of its costs included within selling, general and administrative expenses, the Company did incur some higher costs during 1999. Specifically, the Company incurred higher costs for its increased recruiting initiatives for its growing employee base and for its 1999 customer conference which it did not have in 1998. The Company also incurred moving costs in connection with its relocation to new corporate headquarters. These higher costs were offset, in part, by savings it has experienced in operating costs of its new corporate headquarters as well as lower expenditures in the areas of market and product development and promotional strategies aimed at the healthcare channel. In addition, 1998 was also impacted by compensation expense that was incurred for certain stock options that became exercisable during 1998. No compensation expense was recorded in 1999 for these stock options.

Research and development expenses represented 2% of revenues in 1999 and 1998. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level.

As discussed in more detail in Note J to the financial statements, in December 1997, the Company approved a restructuring plan to improve operating efficiencies and reduce costs, and recorded a restructuring charge of $4.3 million on a pre-tax basis. During 1998, certain events occurred which resulted in the reversal of approximately $200,000 of the original severance reserve, $655,000 for the reversal of the original reserve for its old lease commitment and the reversal of $155,000 of the original reserve for the net book value of abandoned assets.

In June 1999, the Company recorded a pre-tax restructuring charge of approximately $2.2 million as a result of the outsourcing of the Company's equipment manufacturing operations to Ademco and a change to the Company's original estimates for the cost of its corporate headquarters' relocation.

On September 2, 1999, the Company and Protection One mutually agreed to terminate their proposed merger and therefore the Company recorded a pre-tax charge of $423,000 for unreimbursed costs incurred in connection with the proposed merger.

The Company's effective tax rate was 40.0% for 1999 and 1998.

1998 Compared with 1997

Total revenues for the year ended December 31, 1998 were $64.4 million, an increase of 13% compared with the $57.0 million recorded in 1997.

Service revenues grew 22% to $39.0 million for the year ended December 31, 1998 and comprised 61% of the Company's total 1998 revenues, up from 56% in 1997. This increase in service revenue reflected the continued success of the Company's strategy to focus on subscriber growth and recurring service revenues. Accordingly, there was a 17% growth in the number of subscribers the Company monitored to approximately 229,000 at December 31, 1998 from approximately 196,000 at December 31, 1997. The increase in service revenues continued to be favorably impacted by the Company's strategy of packaging products and services into a single service offering, which resulted in higher per-subscriber service revenue.

Net product revenues totaled $24.0 million during 1998, which represented a 1% increase over net product revenues in 1997 of $23.8 million. During 1998, the Company was able to maintain its product sales while it continued with its strategy of providing the hardware as part of the monthly service fee to support the transition to a service oriented business.

Finance and rental income earned from the Company's portfolio of sales-type leases, increased 20% to $1.4 million for the year ended December 31, 1998 as compared to the $1.2 million recorded in 1997. The increase was the result of the continued growth and success of the Company's internally managed and funded leasing program.

Cost of services, as a percentage of service revenues, increased to 57% for the year ended December 31, 1998 from 56% for the year ended December 31, 1997. Cost of services was high due to continued investments in personnel and additional costs of employee retention and recruiting initiatives. These initiatives were associated with the upcoming 1999 relocation of the Company's monitoring facility as part of the move of the Company's headquarters to Framingham, Massachusetts. The Company also incurred higher costs associated with continued systems enhancements and support to maintain its old service infrastructure pending the implementation of its CareSystem call center platform. The expenditures for the Company's new CareSystem call center platform did not have an impact on 1998 results of operations since the platform was placed in service in 1999.

For the year ended December 31, 1998, cost of product sales as a percentage of product sales was 27%, versus 28% in the prior year. The improvement was largely due to reductions in material costs from volume pricing discounts.

Selling, general, and administrative expenses as a percentage of total revenues improved to 40% for the year ended December 31, 1998 from 41% for the year ended December 31, 1997. The improvement in selling, general, and administrative expenses was mainly due to the Company effectively reducing such costs as a percentage of total revenues in 1998. There was also a significant decrease in amortization expense because of the impairment of goodwill accounted for in the restructuring charge taken in the fourth quarter of 1997. The actual $2.5 million dollar increase to $25.7 million at December 31, 1998 from $23.2 million at December 31, 1997 was attributable to a variety of factors including increased spending associated with recruiting and hiring of employees as a result of the growth of the Company, higher operating costs for the Company's former corporate headquarters and increased sales and management bonuses relating to the improved 1998 performance. In 1998, the Company also met financial goals that caused certain stock options to vest. The Company therefore was required to record approximately $603,000 of compensation expense associated with these options.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1999, the Company's portfolio of cash, cash equivalents, and investments decreased $8.0 million to $1.4 million at December 31, 1999 from $9.4 million at December 31, 1998. The decrease was attributable to a variety of factors. The Company purchased approximately $9.2 million of property and equipment during 1999. Expenditures of nearly $2.5 million were associated with the continued development of the Company's new CareSystem response center platform at its primary monitoring facility and approximately $3.1 million was for Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs. The Company also spent an additional $3.4 million for its new corporate facility including purchases and the build out of a heating, ventilation and air conditioning system, a computer room, a computer network infrastructure, furniture, leasehold improvements, a telephone and voicemail system.

During 1999, the Company paid approximately $4.4 million to local community hospitals for conversions to services provided by the Company and paid approximately $943,000 for the acquisition of TelCare Systems, Inc. of Denver, Colorado. Tax payments of nearly $2.1 million, the build-up of inventory during 1999 pending the outsourcing of the Company's manufacturing operations to Ademco, and the increase of the Company's accounts receivable aging also contributed to the decrease. Profitable operations of $9.1 million, a $1.0 million reimbursement from Protection One for merger related costs and a $2.0 million borrowing under the Company's line of credit helped to offset the effects of the expenditures for 1999 as well as utilization of the Company's capital lease line.

The Company completed the transition of its United States monitored subscribers to its new CareSystem platform in September 1999. The Company has invested nearly $12.7 million through December 31, 1999 and anticipates it will spend an additional $2.0 million for capacity upgrade and enhancements in 2000.

In June 1999, the Company entered into an amended and restated $10.0 million line of credit which was originally obtained in April 1998. The agreement has two components, the first being a working capital line of credit, the other, the ability to convert up to five million dollars into a five year fixed loan. The working line of credit's interest rate is based on the London Interbank Offered Rate (LIBOR), while the fixed loan is at the bank's prime interest rate. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.25 to 1.0 through the quarter ending March 31, 2000 and
1.0 to 1.0 thereafter. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The Company was not in compliance with certain covenants during certain quarters of 1999. The Company obtained waivers from its bank for these covenants. This line of credit matures on June 30, 2002, and as of December 31, 1999 the Company had borrowed $2.0 million under this line.

The Company is party to a Master Lease Agreement for up to $2.5 million for furniture, computers, security systems and other related equipment purchased in connection with the Company's move to its new corporate facility and for other purchases. As of December 31, 1999 the Company had made purchases of approximately $2.3 million under these agreements.

The Company is party to a fifteen-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters. Annual base rental payments under the lease approximate $814,000. At the Company's option the lease contains two five-year renewal options. The Company incurred expenditures of nearly $7.0 million through December 31, 1999 for capital improvements associated with its new corporate facility, including purchases for the development of a computer center for its new monitoring platform, its corporate infrastructure and additional capacity to handle future subscriber growth. Purchases of furniture, fixtures and leasehold improvements were also included in the aforementioned total capital expenditures amount. The Company utilized approximately $2.3 million of the above mentioned Master Lease Agreement related to capital improvements in the new facility . The Company expects to spend an additional $0.2 million in 2000 for similar items of which some will be incorporated as part of the Master Lease Agreement.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and its $10.0 million line of credit. The Company expects these sources will be sufficient to finance the cash needs of the Company through the next twelve months. This includes the continued investment in its new response center platform, the remaining expenditures needed for its new corporate headquarters, the requirements of its internally funded lease financing program, any potential acquisitions and other investments in support of its current business.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

During the third quarter of 1999, the Company completed the outsourcing of the manufacturing of its personal response equipment to the Ademco Group, a division of Honeywell International, Inc. This decision represents a change in the Company's manufacturing strategy, as it will no longer support a manufacturing site at its corporate location. There can be no assurance that the Company will realize the intended cost savings it anticipates, or that it will not experience delays in obtaining products from Ademco as a result of process difficulties, component shortages or for other reasons. Any such delay could have a material adverse effect on the Company's business, financial condition, or results of operations.

The Company's results are partially dependent on its ability to develop services and products that keep pace with continuing technological changes, evolving industry standards, changing subscriber preferences and new service and product introductions by the Company's competitors. Lifeline's future success will depend on its ability to enhance its existing services and products (including accessories), to introduce new service and product offerings to meet and adapt to changing customer requirements and emerging technologies on a timely basis and to offer such products and services at competitive prices. There can be no assurance that Lifeline will be successful in identifying, developing, manufacturing or marketing new services and products or enhancing its existing services and products on a timely basis or that Lifeline will be able to offer such services and products at competitive prices. Also, there can be no assurance that services, products or technologies developed by others will not render Lifeline's services or products noncompetitive or obsolete. The Company will depend on Ademco to provide it with prototypes and otherwise assist in the product development process. There can be no assurance that the Company will not experience delays in receiving such assistance.

The Company completed the transition of its United States subscribers to its new CareSystem call center platform during 1999 and experienced certain software design deficiencies which it has resolved in connection with the transition. The Company may continue to experience problems associated with this new information technology. There can be no assurance that the Company will realize the intended benefits from the new system.

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

The Company's equipment revenue has been declining as a result of its strategy of combining service and hardware offerings to support the transition to a service oriented business. As the Company continues growing its service business segment to increase its recurring revenue, there can be no assurance that service revenue will increase at a rate sufficient to offset the expected decrease in higher margin equipment revenue both on a quarterly and annual basis.

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

The Company's monitoring operations are concentrated principally in its corporate headquarters facility. Although the Company believes that it has constructed safeguards to protect against system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, or other similar events or for any other reason, could have a material adverse effect on the Company's business, financial condition, or results of operations.

IMPACT OF THE YEAR 2000 ISSUE

During 1999 the Company completed a formal six-phase Year 2000 program to determine the extent of its own Year 2000 exposures. The Awareness Phase was ongoing and involved continuous communication, both internally and externally with customers and vendors. The Assessment Phase identified the Company's products, services and equipment that contain micro-controllers, as well as all information technology hardware and software to identify two-digit year exposures. The Planning Phase was the Company's decision-making phase, and it prioritized the schedule of resolutions to be implemented. In the Resolution Phase, the Company modified, replaced or retired systems where necessary. The Testing Phase tested the Company's readiness to roll out its results. Finally the Rollout Phase implemented the entire process into production.

As of March 30, 2000 the company has not experienced any disruptions related to year 2000 issues.

Through December 31, 1999, the Company spent approximately $175,000 related to Year 2000 issues, consisting principally of personnel costs incurred in the scope of normal operations and consulting costs. This is expected to be the total cost of the Year 2000 project.


Item 7a - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8.   Financial Statements and Supplementary Data

Quarterly Results of Operations
(Unaudited)                                                                        Quarter Ended
(Dollars in thousands, except per share data)             Mar 31         Jun 30        Sep 30         Dec 31       Full Year
                                                         --------       --------      --------       --------      ---------
1999   Total revenues                                    $ 16,226       $ 17,575      $ 18,128       $ 18,408      $ 70,337
       Net income                                           1,461            335           432            278         2,506
       Net income per share, diluted                       $ 0.23         $ 0.05        $ 0.07         $ 0.05        $ 0.40

1998   Total revenues                                    $ 14,952       $ 16,017      $ 16,286       $ 17,155      $ 64,410
       Net income                                           1,145          1,451         1,506          1,884         5,986
       Net income per share, diluted                       $ 0.18         $ 0.23        $ 0.24         $ 0.30        $ 0.95

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Lifeline Systems, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 42 present fairly, in all material respects, the consolidated financial position of Lifeline Systems, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 42 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                        /s/ PricewaterhouseCoopers LLP
                                        ---------------------------------------


Boston, Massachusetts
February 7, 2000

(Except as to the 14th paragraph of Note E for which the date is March 30, 2000)

                             LIFELINE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                             (Dollars in thousands)

ASSETS                                                                                   1999           1998
                                                                                         ----           ----
Current assets:
   Cash and cash equivalents                                                           $  1,415      $  2,702
   Short-term investments                                                                  --           6,696
   Accounts receivable, net of allowance for doubtful
     accounts of $706 in 1999 and $239 in 1998                                            9,247         7,459
   Inventories                                                                            2,605         1,496
   Net investment in sales-type leases                                                    2,310         1,713
   Prepaid expenses and other current assets                                                832         1,503
   Prepaid income taxes                                                                   1,013           136
   Deferred income taxes                                                                  1,788         2,238
                                                                                       --------      --------
     Total current assets                                                                19,210        23,943

Property and equipment, net                                                              26,852        20,776
Net investment in sales-type leases                                                       5,747         5,892
Goodwill and other intangible assets, net                                                 5,551         1,469
Other assets                                                                                 25           424
                                                                                       --------      --------
     Total assets                                                                      $ 57,385      $ 52,504
                                                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $  1,801      $  1,690
   Accrued expenses                                                                       2,224         2,857
   Accrued payroll and payroll taxes                                                      2,133         2,695
   Accrued income taxes                                                                     140         1,300
   Deferred revenues                                                                        846           685
   Current portion of capital lease obligation                                              478            10
   Current portion of long term debt                                                        405          --
   Product warranty and other current liabilities                                           458           817
   Accrued restructuring and other non-recurring charges                                    656           863
                                                                                       --------      --------
     Total current liabilities                                                            9,141        10,917
Deferred income taxes                                                                     4,592         3,548
Deferred compensation                                                                       559         1,578
Long term portion of capital lease obligation                                             1,779            11
Long term debt, net of current portion                                                    1,575          --
Other non-current liabilities                                                              --             159
                                                                                       --------      --------
     Total liabilities                                                                   17,646        16,213

Commitments and contingencies
Stockholders' equity:
   Common stock, $0.02 par value, 20,000,000 shares authorized,
     6,563,657 shares issued in 1999 and 6,425,414 shares issued in 1998                    131           129
   Additional paid-in capital                                                            18,626        16,945
   Retained earnings                                                                     25,941        23,435
   Less: Treasury stock at cost, 621,089 shares in 1999 and 592,548 shares in 1998       (4,556)       (4,028)
     Notes receivable - officers                                                           (400)         (100)
     Accumulated other comprehensive loss-cumulative translation adjustment                  (3)          (90)
                                                                                       --------      --------
     Total stockholders' equity                                                          39,739        36,291
                                                                                       --------      --------
     Total liabilities and stockholders' equity                                        $ 57,385      $ 52,504
                                                                                       ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
              For the years ended December 31, 1999, 1998 and 1997
                    (In thousands except for per share data)

                                                       1999          1998          1997
                                                       ----          ----          ----
Revenues
   Services                                          $ 47,000      $ 38,991      $ 32,031
   Net product sales                                   21,806        24,032        23,776
   Finance and rental income                            1,531         1,387         1,157
                                                     --------      --------      --------
       Total revenues                                  70,337        64,410        56,964
                                                     --------      --------      --------
Costs and expenses
   Cost of services                                    29,177        22,287        17,821
   Cost of sales                                        6,305         6,533         6,582
   Selling, general, and administrative                27,477        25,617        23,215
   Research and development                             1,565         1,470         1,709
   Restructuring and other non-recurring charges        2,623        (1,010)        4,310
                                                     --------      --------      --------
       Total costs and expenses                        67,147        54,897        53,637
                                                     --------      --------      --------
Income from operations                                  3,190         9,513         3,327
                                                     --------      --------      --------
Other income (expense)
   Interest income                                        219           591           642
   Interest expense                                      (129)          (47)          (20)
   Other income (loss)                                    896           (81)          (28)
                                                     --------      --------      --------
       Total other income, net                            986           463           594
                                                     --------      --------      --------
Income before income taxes                              4,176         9,976         3,921
Provision for income taxes                              1,670         3,990         1,623
                                                     --------      --------      --------
Net income                                              2,506         5,986         2,298

Other comprehensive income (loss), net of tax
   Foreign currency translation adjustments                53           (11)          (43)
                                                     --------      --------      --------
Comprehensive income                                 $  2,559      $  5,975      $  2,255
                                                     ========      ========      ========
Net income per weighted average share:
   Basic                                             $   0.43      $   1.03      $   0.40
   Diluted                                           $   0.40      $   0.95      $   0.37

Weighted average shares:
   Basic                                                5,892         5,817         5,736
   Diluted                                              6,299         6,309         6,232


The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                                            Common Stock           Additional                    Treasury Stock
                                                       ---------------------          Paid-In       Retained   ------------------
                                                          Shares      Amount          Capital       Earnings    Shares     Amount
                                                       ---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                             5,684,844        $124         $ 15,618        $15,151   532,348    $(2,923)

Exercise of stock options                                143,546           4              490
Issuance of stock under employee stock purchase plan      15,012                          220
Income tax benefit from stock options exercised                                             6
Purchase of treasury stock                               (60,700)                                               60,700     (1,107)
Issuance of treasury stock                                   500                            6                     (500)         2
Payment of note receivable by CEO
Cumulative translation adjustment
Net income                                                                                             2,298
                                                       ---------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                             5,783,202         128           16,340         17,449   592,548     (4,028)

Exercise of stock options                                 37,364           1              386
Issuance of stock under employee stock purchase plan      12,300                          219
Cumulative translation adjustment
Net income                                                                                             5,986
                                                       ---------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                             5,832,866        $129          $16,945        $23,435   592,548    ($4,028)

Purchase of treasury stock                               (29,541)                                               29,541       (535)
Issuance of treasury stock                                 1,000                            7                   (1,000)         7
Exercise of stock options                                138,243           2            1,674
Cumulative translation adjustment
Net income                                                                                             2,506
                                                       ---------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                             5,942,568        $131          $18,626        $25,941   621,089    ($4,556)
                                                       ===========================================================================


                                                             Notes     Cumulative            Total
                                                        Receivable    Translation    Stockholders'
                                                          Officers      Adjustment          Equity
                                                       --------------------------------------------
BALANCE, DECEMBER 31, 1996                                 $ (350)                        $ 27,620

Exercise of stock options                                                                      494
Issuance of stock under employee stock purchase plan                                           220
Income tax benefit from stock options exercised                                                  6
Purchase of treasury stock                                                                  (1,107)
Issuance of treasury stock                                                                       8
Payment of note receivable by CEO                             250                              250
Cumulative translation adjustment                                            ($72)             (72)
Net income                                                                                   2,298
                                                       --------------------------------------------

BALANCE, DECEMBER 31, 1997                                   (100)            (72)          29,717

Exercise of stock options                                                                      387
Issuance of stock under employee stock purchase plan                                           219
Cumulative translation adjustment                                             (18)             (18)
Net income                                                                                   5,986
                                                       --------------------------------------------

BALANCE, DECEMBER 31, 1998                                  ($100)           ($90)         $36,291

Purchase of treasury stock                                                                    (535)
Issuance of treasury stock                                                                      14
Exercise of stock options                                    (300)                           1,376
Cumulative translation adjustment                                              87               87
Net income                                                                                   2,506
                                                       --------------------------------------------

BALANCE, DECEMBER 31, 1999                                  ($400)            ($3)         $39,739
                                                       ============================================

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended December 31,1999,1998, and 1997
                             (Dollars in thousands)

                                                                     1999           1998          1997
                                                                     ----           ----          ----
Cash flows from operating activities:
   Net income                                                     $  2,506      $  5,986      $  2,298
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Write off of fixed assets and intangibles                         916           136         1,986
     Non-cash portion of restructuring charge                          380          (155)        2,813
     Depreciation and amortization                                   5,712         4,221         3,919
     Treasury stock issued for employee compensation                    14          --               8
     Provision for bad debts                                           528           138            85
     Deferred income tax provision (benefit)                         1,494         1,383          (717)
     Deferred compensation                                          (1,019)          603            79
   Changes in operating assets and liabilities:
     Accounts receivable                                            (2,231)         (145)       (1,440)
     Inventories                                                    (1,109)         (121)           75
     Net investment in sales-type leases                              (452)       (1,520)       (1,647)
     Prepaid expenses, other current assets and other assets           528          (698)          171
     Accounts payable, accrued expenses and other liabilities         (914)        1,331            97
     Accrued payroll and payroll taxes                                (581)          957            15
     Income taxes payable                                           (1,152)        1,080          (625)
     Accrued restructuring and other non-recurring charges            (587)       (1,306)         (489)
                                                                  --------      --------      --------
       Net cash provided by operating activities                     4,033        11,890         6,628
                                                                  --------      --------      --------
Cash flows from investing activities:
   Purchases of investments                                         (3,145)      (24,319)       (7,500)
   Sales and maturities of investments                               9,841        23,473        11,968
   Additions to property and equipment                              (9,162)       (9,171)      (11,886)
   Business purchases and other                                     (5,383)       (1,581)         --
                                                                  --------      --------      --------
       Net cash used in investing activities                        (7,849)      (11,598)       (7,418)
                                                                  --------      --------      --------
Cash flows from financing activities:
    Principal payments under long-term obligations                    (353)         (226)          (59)
    Proceeds from issuance of long term debt                         2,025          --            --
    Proceeds from stock options exercised and
      employee stock purchase plan                                   1,376           606           720
    Repayment of loan from officer                                    --            --             250
    Purchase of treasury stock                                        (535)         --          (1,107)
                                                                  --------      --------      --------
       Net cash provided by (used in) financing activities           2,513           380          (196)
                                                                  --------      --------      --------
Net increase (decrease) in cash and cash equivalents                (1,303)          672          (986)
                                                                  --------      --------      --------
Effect of foreign exchange on cash                                      16            11           (25)
                                                                  --------      --------      --------
Cash and cash equivalents at beginning of year                       2,702         2,019         3,030
                                                                  --------      --------      --------
Cash and cash equivalents at end of year                          $  1,415      $  2,702      $  2,019
                                                                  ========      ========      ========
Non-cash activity
   Issuance of note receivable for exercise of stock option       $    300      $   --        $   --
   Capital leases                                                    2,257          --            --
   Issuance of treasury stock for compensation                          14          --            --



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Lifeline Systems, Inc. (the "Company") provides 24-hour personal response monitoring services to its subscribers, primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals. These subscribers communicate with the Company through products designed and marketed by the Company, consisting principally of a communicator which connects to the telephone line in the subscriber's home and a personal help button, which is worn or carried by the individual subscriber and which, when activated, initiates a telephone call from the subscriber's communicator to either the Company's central monitoring facilities or to a local community hospital.

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

Cash, Cash Equivalents, and Investments

The Company considers all securities purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. The Company's investments are deemed to be available for sale. Short-term investments consisted primarily of obligations of the US Government and its agencies, tax-exempt securities, commercial paper, and bank time deposits. Investments are carried at fair market value, which approximates cost.

Cash, Cash Equivalents, and Investments (continued)

The fair market value of securities, which approximates cost, consists of the following at December 31, 1999 and 1998:

     Type of Security                                         December 31,
     ----------------------------------------------------------------------
                                                            1999      1998
                                                           ------    ------
     US Government and Agency
        securities                                         $   --    $  252
     Tax-exempt securities                                     --     2,236
     Corporate bonds and securities                            --     4,208
                                                       --------------------
                                                           $   --    $6,696
     ----------------------------------------------------------------------
     Cash and cash equivalents                              1,415     2,702
     ----------------------------------------------------------------------
     Total cash, cash equivalents and investments          $1,415    $9,398
     ======================================================================

Inventories

Inventories are stated at the lower of cost or market, as determined by the first-in, first-out method.

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are computed principally by the straight-line method over the useful lives of the assets, as follows:

Equipment                                       3 to 10 years
Furniture and fixtures                                7 years
Equipment Leased to others                            5 years
Equipment under capital leases                  3 to  7 years
Leasehold Improvements                         10 to 15 years

When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Expenditures for maintenance and repairs are charged to expense as incurred; betterments are capitalized.

Equipment Leased to Others

The Company rents its personal response products to subscribers who do not have access to a local Lifeline program. The Company records the products as property and equipment at cost, and depreciation is computed by the straight-line method over an estimated useful life of five years.

Goodwill and Other Intangible Assets

Goodwill is recorded at cost and amortized on a straight-line basis over its estimated useful life. During 1999, the Company paid approximately $4.4 million to local community hospitals for conversion to services provided by the Company. Intangible assets related to these service agreements consist of the cost of purchasing the rights to service and/or manage the personal response systems program located in various stand-alone facilities. These agreements allow the Company to monitor and provide other related services to existing and future subscribers over the term of the agreements. The Company amortizes the acquisitions costs over the life of the agreements, which is typically five years.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," the Company evaluates the possible impairment of long-lived assets, including goodwill and other intangible assets, whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

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

Industry Segments

The Company operates in one industry segment. Its operations consist of providing personal response services associated with the monitoring of those products it designs and markets. Foreign revenues, from Canada, comprise less than 10% of the Company's total revenues, and the Company has no significant tangible assets in foreign countries.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash, cash equivalents, investments, and trade receivables. The Company sells its products primarily to hospitals and other healthcare institutions. The Company performs ongoing credit evaluations of its customers and, in the case of sales-type leases the leased equipment serves as collateral in the transactions. The Company has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity. The Company has not experienced any significant losses on these financial instruments.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation.

B.   INVENTORIES

Inventories consist of the following:

                                                              December 31,
                                                         -----------------------
(Dollars in thousands)                                    1999           1998
--------------------------------------------------------------------------------
Purchased parts and assemblies                           $   100        $   556
Work in progress                                              10            324
Finished goods                                             2,495            616
--------------------------------------------------------------------------------
Total inventories                                        $ 2,605        $ 1,496
================================================================================

C.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                               December 31,
                                                         -----------------------
(Dollars in thousands)                                     1999          1998
--------------------------------------------------------------------------------
Equipment                                                $ 21,442      $ 11,136
Furniture and fixtures                                        597           684
Equipment leased to others                                 12,935         9,834
Equipment under capital leases                              3,170         1,035
Leasehold improvements                                      4,885         3,439
Capital in progress                                           786        10,943
                                                         -----------------------
                                                           43,815        37,071
Less: accumulated depreciation and amortization           (16,963)      (16,295)
--------------------------------------------------------------------------------
Total property and equipment, net                        $ 26,852      $ 20,776
================================================================================

Accumulated depreciation and amortization amounted to $7,920,000 and $5,996,000 on equipment leased to others and $826,000 and $1,023,000 on equipment under capital leases at December 31, 1999 and 1998, respectively. In total, depreciation expense amounted to $4,771,000, $4,111,000 and $3,377,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

The components of the net investment in sales-type leases are as follows:

                                                               December 31,
                                                         ----------------------
(Dollars in thousands)                                      1999         1998
-------------------------------------------------------------------------------
Minimum lease payments receivable                        $ 10,745      $ 10,492
Less:  Unearned interest                                    2,541         2,697
       Allowance for doubtful accounts                        147           190
-------------------------------------------------------------------------------
                                                            8,057         7,605
Less:  Current portion                                      2,310         1,713
-------------------------------------------------------------------------------
Net investment in sales-type leases                       $ 5,747       $ 5,892
================================================================================

Future minimum lease payments due under non-cancellable sales-type leases at December 31, 1999 are as follows:

(Dollars in thousands)
2000                                                                      3,470
2001                                                                      3,086
2002                                                                      2,267
2003                                                                      1,384
2004                                                                        528
Thereafter                                                                   10
--------------------------------------------------------------------------------
Total future minimum lease payments                                    $ 10,745
================================================================================

As Lessee

In November 1997 the Company entered into a ten-year lease for a new corporate facility in Framingham, Massachusetts which the Company occupied in 1999. In November 1999 this lease was extended to fifteen years. Annual rental payments under the lease approximate $814,000. The lease includes scheduled base rent increases over the term of the lease. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments upon the commencement of the lease. In addition, the Company pays a monthly allocation of the building's operating expenses and real estate taxes. The Company has two renewal options of five years each contained within the lease.

The Company also has several operating lease arrangements for sales offices and office equipment that expire through 2003 and leases certain equipment under capital leases which expire through 2006. Capital lease obligations are collateralized by the related items. Capital leases total $2.3 million which are comprised of $1,335,000 for furniture and $968,000 for equipment.

Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more are as follows for the years ended December 31,:

(Dollars in thousands)                        Capital Leases    Operating Leases
                                              ----------------------------------
2000                                                  $  580             $ 1,060
2001                                                     574                 914
2002                                                     485                 854
2003                                                     274                 832
2004                                                     274                 920
Thereafter                                               365               9,043
--------------------------------------------------------------------------------
Total minimum lease payments                           2,552             $13,623
                                                             ===================
Less amount representing interest                        295
-------------------------------------------------------------
Present value of net minimum lease payments            2,257
Less current portion                                     478
-------------------------------------------------------------
Long-term obligation under capital leases             $1,779
=============================================================

Total rent expense under all operating leases was $1,318,000, $1,506,000 and $1,485,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

Calculation of per share earnings is as follows:

(In thousands except per share figures)

                                                         1999     1998     1997
                                                        ------   ------   ------
Basic:
Net income                                              $2,506   $5,986   $2,298
Weighted average common shares outstanding               5,892    5,817    5,736

Net income per share, basic                             $ 0.43   $ 1.03   $ 0.40
                                                        ======   ======   ======

Diluted:
Net income for calculating diluted earnings per share   $2,506   $5,986   $2,298

Weighted average common shares outstanding               5,892    5,817    5,736
Common stock equivalents                                   407      492      496
                                                        ------   ------   ------
Total weighted average shares                            6,299    6,309    6,232

Net income per share, diluted                           $ 0.40   $ 0.95   $ 0.37
                                                        ======   ======   ======

For the year ended December 31, 1999, options to purchase 155,834 shares at an average exercise price of $23.75 have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

Stock-Based Compensation Plans
The Company has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation." The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."

In May 1994 the stockholders approved the 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides that officers and key employees may be granted either nonqualified or incentive stock options for the purchase of the Company's common stock at the fair market value at the date of grant. The employee options granted generally become exercisable at a rate of 20% per year and expire ten years from the date of grant. Certain options, as originally granted, became exercisable only to the extent the Company achieved specific financial goals. During 1995 these options were amended to provide for vesting on the earlier of the six-year anniversary of the date of grant or the original vesting schedule upon the achievement of the aforementioned financial goals. In 1998 the Company achieved the specific financial goals as outlined in the 1994 Plan and as such fully recognized the related compensation expense. Compensation expense of $21,000, $603,000 and $79,000 was recorded in 1999, 1998, and 1997 and accumulated deferred compensation was $559,000 and $1.6 million at December 31, 1999 and 1998, respectively.

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

In July, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan in which common stock purchase rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock outstanding as of the close of business on August 3, 1998. This plan was adopted as a means of deterring possible coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. Unless the Rights are redeemed or exchanged earlier, they will expire on July 24, 2008. No rights were exercised through December 31, 1999.

In May 1996 the Company, upon approval by the Board of Directors and stockholders, increased the total number of shares approved for future grant under plans currently in effect by 300,000 for the 1994 Stock Option Plan and 25,000 for the 1991 Stock Option Plan. At December 31, 1999 shares available for future grants under all option plans were 55,430.

Net income and net income per share as reported in these financial statements and on a pro forma basis for the years ended December 31, 1999, 1998 and 1997, as if the fair value based method described in SFAS No. 123 had been adopted are as follows (in thousands, except per share data):

                                                     1999       1998       1997
                                                    ------     ------     ------
Net income                          As Reported     $2,506     $5,986     $2,298
                                    Pro Forma       $1,887     $5,388     $1,973

Basic net income per share          As Reported      $0.43      $1.03      $0.40
                                    Pro Forma        $0.32      $0.93      $0.34

Diluted net income per share        As Reported      $0.40      $0.95      $0.37
                                    Pro Forma        $0.31      $0.87      $0.32

The effect of applying SFAS No. 123 for the purpose of providing pro forma disclosure may not be indicative of the effects on reported net income and net income per share for future years. The pro forma disclosures include the effects of all awards granted after January 1, 1995 and additional awards in future years are anticipated.

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: a risk-free interest rate of 6.0%, 5.5% and 6.3%; an expected life of 7 years in 1999 and 6 years in 1998 and 1997; expected volatility of 33%, 35% and 37%; and no expected dividends.

The following table summarizes all stock option plan activity for the years ended December 31:

                                                    1999                            1998                             1997
                                         ------------------------        ------------------------        -------------------------
                                                       Wgtd. Avg.                      Wgtd. Avg.                       Wgtd. Avg.
                                          Shares      Exer. Price        Shares       Exer. Price         Shares       Exer. Price
                                         -------      -----------        -------      -----------        --------      -----------
Outstanding
at beginning of year                     924,550        $10.71           831,410         $ 8.37           875,657        $ 6.24
     Granted                             134,000         18.00           163,084          23.69           128,450         17.03
     Exercised                          (138,243)         4.60           (37,364)         10.36          (143,546)         3.43
     Cancelled or lapsed                 (10,784)        15.51           (32,580)         16.28           (29,151)         7.00
                                         -------                         -------                         --------
Outstanding at end of year               909,523        $12.66           924,550         $10.71           831,410         $8.37
                                         =======                         =======                         ========

Options exercisable
at year end                              554,866         $9.86           542,090          $7.54           380,709         $7.01

Weighted average fair value
of options granted at fair
market value during the year                             $7.90                           $10.58                           $8.12

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                  Options Outstanding                                                 Options Exercisable
  -----------------------------------------------------------------------------------         ----------------------------------
                           Number          Weighted Average                                     Number
    Range of            Outstanding            Remaining             Weighted Average         Exercisable       Weighted Average
  Exercise Prices       at 12/31/99        Contractual Life          Exercise Price           at 12/31/99        Exercise Price
  ---------------       -----------        ----------------          --------------           -----------        --------------
    $3.00-$5.00           241,595                 2.9                    $ 3.77                 227,590              $3.71
     5.50-10.00           115,624                 3.8                      6.75                  80,151               6.90
    11.19-14.81           175,530                 5.5                     12.61                 124,430              12.55
    16.19-19.88           228,960                 8.2                     17.81                  61,913              17.19
    21.13-24.00           147,814                 8.1                     23.88                  60,782              23.83
                          -------                                                               -------
   $3.00-$24.00           909,523                 5.7                    $12.66                 554,866              $9.86
                          =======                                                               =======

     In May 1995 the stockholders approved the Lifeline Employee Stock Purchase Plan (ESPP) whereby eligible employees may invest up to 10% of their base salary in shares of the Company's common stock. The purchase price of the shares is 90% of the fair market value of the stock on either the commencement date or the date of purchase whichever is lower. Under the Plan, 200,000 shares of common stock are available for purchase over ten offering periods through April 2000, of which approximately 149,816 shares remain available. No shares were purchased under the ESPP in 1999. Shares purchased under the ESPP in 1998 and 1997 totaled 12,300 and 15,012, respectively. The weighted-average grant-date fair value of shares purchased under the ESPP was $19.80 and $17.79 in 1998 and 1997, respectively.

     For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 1998 and 1997 respectively: a risk free interest rate of 5.2%, and 5.9%; an expected life of 6 months in each year; expected volatility of 30% in 1998 and 1997; and no expected dividends.

     Common Stock
     In August 1999, the Company loaned $300,000 to its Chief Executive Officer, pursuant to a collateralized promissory note, for the exercise of a stock option which was to expire. The note, which bears interest at a rate of 6.77% per annum, payable annually in arrears, is due August 23, 2004 and is collateralized by a pledge of 16,552 shares of common stock of the Company. The Chief Executive Officer has the right to put the shares back to the Company at a price equal to $16.3125 commencing February 23, 2001 for a period of eighteen months expiring August 23, 2002.

     On September 11, 1995 the Company issued 8,939 shares of its common stock at a price of $11.188, which represented the fair market value of the common stock on that date, to an officer of the Company in exchange for a collateralized promissory note in the amount of $100,000. The note, which bears interest at a rate of 6.3% per annum, payable annually in arrears, is due September 2002.

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

F.   INCOME TAXES

     The provision (benefit) for income taxes was computed as follows:

                                               For the years ended December 31,
                                               --------------------------------
(Dollars in thousands)                          1999         1998        1997
-------------------------------------------------------------------------------
Federal income taxes:
      Current                                   ($110)      $2,036      $1,720
      Deferred                                  1,316        1,120        (586)
-------------------------------------------------------------------------------
                                                1,206        3,156       1,134
-------------------------------------------------------------------------------
State income taxes:
      Current                                      22          538         504
      Deferred                                    178          263        (131)
-------------------------------------------------------------------------------
                                                  200          801         373
-------------------------------------------------------------------------------
Foreign income taxes                              264           33         116
-------------------------------------------------------------------------------
Provision for income taxes                     $1,670       $3,990      $1,623
===============================================================================

(Dollars in thousands)                                                      1999        1998
----------------------------------------------------------------------------------------------
Total deferred tax assets                                                  $1,788      $2,238
Total deferred tax liabilities                                             (4,592)     (3,548)

----------------------------------------------------------------------------------------------
Net deferred tax liability                                                ($2,804)    ($1,310)
==============================================================================================

Deferred tax assets (liabilities) are comprised of the following significant items at December 31:
                                                                            1999        1998
                                                                           ------       ----
Current deferred tax assets:
      Inventory and warranty reserves                                        $579        $328
      Restructuring reserve                                                   253         339
      Deferred compensation                                                   216         620
      Deferred revenue                                                        260         234
      Accounts receivable reserves                                            315         130
      Accrued vacation and other reserves                                     165         587
----------------------------------------------------------------------------------------------
Net current deferred tax asset                                              1,788       2,238
----------------------------------------------------------------------------------------------
Noncurrent deferred tax assets (liabilities):
      Sales type leases                                                    (4,142)     (4,118)
      Restructuring reserve                                                   836         690
      Depreciation                                                         (1,286)       (120)
      Amortization                                                             --          --
----------------------------------------------------------------------------------------------
Net noncurrent deferred tax liability                                      (4,592)     (3,548)
----------------------------------------------------------------------------------------------
Net deferred tax liability                                                ($2,804)    ($1,310)
==============================================================================================

The differences between the statutory U.S. federal income tax rate and the Company's effective tax rate are as follows:

                                                     For the years ended December 31,
                                                     --------------------------------
(Dollars in thousands)                                 1999        1998        1997
-------------------------------------------------------------------------------------
Provision at statutory rate                          $ 1,420     $ 3,457     $ 1,336
State income tax, net of federal tax effect              188         529         246
Tax exempt income                                         (2)        (34)        (68)
Goodwill                                                  51          26         112
Foreign rate differences                                  40          30          65
Other, net                                               (27)        (18)        (68)
-------------------------------------------------------------------------------------
Provision for income taxes                           $ 1,670     $ 3,990     $ 1,623
=====================================================================================

G.   EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution savings plan covering substantially all of its employees. The Company's contributions, which are included in selling, general and administrative expenses, were $434,000, $372,000 and $354,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

H.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to $2,134,000, $1,624,000 and $2,313,000 during 1999, 1998 and 1997, respectively. Interest paid was $129,000, $47,000 and $20,000 during 1999, 1998 and 1997, respectively.

I.   GOODWILL and INTANGIBLES

During 1999, the Company paid approximately $4.4 million to local community hospitals for conversions to services provided by the Company. Intangible assets related to these service agreements consist of the cost of purchasing the rights to service and/or manage the personal response systems (PRS) program located in various stand-alone facilities. These agreements allow the Company to monitor and provide other related services to existing and future subscribers over the term of the agreements. The Company amortizes the acquisition costs over the life of the agreements, which is typically five years.

Intangible amortization expense was $565,000, $83,000, and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. Intangible accumulated amortization amounted to $565,000 and $83,000 as of December 31, 1999 and 1998 respectively.

In August 1999 the Company completed the acquisition of TelCARE Systems, Inc. of Denver, Colorado. TelCARE provides personal response services. The purchase price was approximately $943,000 which was financed by borrowing $0.9 million on a pre-existing line of credit. The acquisition was accounted for as a purchase transaction and, as a result, the Company recorded goodwill of approximately $913,000 to be amortized over an estimated life of five years. The results of the acquired business are included in the Company's consolidated financial statements from the date of acquisition and did not have a material impact on 1999 operating results.

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

I.   GOODWILL and INTANGIBLES

Goodwill amortization expense was $376,000, $110,000, and $542,000 for the years ended 1999, 1998 and 1997, respectively. Accumulated goodwill amortization amounted to $476,000 and $155,000 as of December 31, 1999 and 1998, respectively.

J.   RESTRUCTURING AND NON RECURRING CHARGES

In December 1997, the Company approved a restructuring plan to improve operating efficiencies and reduce costs, and recorded a pre-tax restructuring charge of $4.3 million. This charge was established to provide for a business reorganization which included relocation of the Company's corporate headquarters, work force reduction and write down of impaired assets in accordance with SFAS 121.

During 1998 and 1999, certain events occurred which resulted in changes to the Company's original estimates. In the second quarter of 1998, the Company made a determination to retain certain employees originally scheduled to be terminated. As a result, it reversed approximately $200,000 of the original severance reserve. In February 1999, the Company negotiated a buyout of its old corporate headquarters facility lease, which eliminated the requirement for rental commitment payments of $655,000. In addition, the delay of the Company's move to its new corporate headquarters extended the period of depreciation expense of its fixed assets related to its old corporate headquarters and reduced the net book value write off at the abandonment date amounting to $155,000.

In June 1999, the Company recorded a pre-tax restructuring charge of approximately $2.2 million. Nearly $1.7 million was recorded as a result of the outsourcing of the Company's equipment manufacturing operations to Ademco, an international manufacturer of electronic equipment and a division of Honeywell International, Inc.. This charge included approximately $1.3 million of costs related to the reduction in the Company's manufacturing workforce, and nearly $379,000 of costs associated with the write down of certain manufacturing fixed assets. During the second quarter of 1999, certain events occurred which resulted in changes to the Company's original estimates for the cost of its corporate headquarters' relocation. As a result, the restructuring charge includes approximately $520,000 of costs not reflected in the Company's December 1997 restructuring charge (described above) associated with closing the Company's operations located in Cambridge, Massachusetts.

On September 2, 1999, the Company and Protection One mutually agreed to terminate their proposed merger agreement. In September 1999, the Company recorded a pre-tax charge of $423,000 for unreimbursed costs incurred in connection with the proposed merger. These costs included such items as investment banker, legal and independent accountant fees.

At December 31, 1999, accrued restructuring and other non-recurring charges of nearly $656,000 represented approximately $522,000 of total remaining severance costs and $134,000 of unpaid, unreimbursed costs which are associated with the termination of the merger agreement with Protection One.

The following is a summary of activity for 1999:

                           December 31,   Amounts       Amounts     December 31,
                               1998      Recorded      Utilized          1999
                           -----------------------------------------------------
Non-cash write down          $ 536        $  380       ($  916)       $    --
of fixed assets

Reduction of workforce         327         1,300        (1,105)           522
and other cash flows

Corporate relocation            --           520          (520)            --

Unreimbursed merger             --           423          (289)           134
costs
                           -----------------------------------------------------
Total                        $ 863        $2,623       ($2,830)       $   656
                           =====================================================

K.   LONG TERM DEBT

In June 1999, the Company entered into an amended and restated $10.0 million line of credit which was originally obtained in April 1998. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.25 to 1.0 through the quarter ending March 31, 2000 and 1.0 to
1.0 thereafter. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The Company was not in compliance with certain covenants during certain quarters of 1999. The Company obtained waivers from its bank for these covenants. The line of credit matures on June 30, 2002, and as of December 31, 1999 the Company had borrowed $2.0 million under this line.

The agreement has two components, the first being a working line of credit. Borrowings under this portion of the line are based on the London Interbank Offered Rate (LIBOR) interest rate plus .75%. As of December 31, 1999 the Company has borrowed $855,000 under this section of the line and the interest rate was 7.617%. The other component of this agreement is the ability to convert up five million dollars into a five year fixed loan at the Bank's prime interest rate at the date of conversion. As of December 31, 1999 the Company has converted $1,125,000 of it's line into a fixed loan at an interest rate of 8.50%. Principal payments are to be made in monthly installments.

Future line of credit loan payments at December 31, 1999 are as follows:

(Dollars in thousands)
2000                                                           $  225
2001                                                              225
2002                                                            1,080
2003                                                              225
2004                                                              225
---------------------------------------------------------------------
Total future payments                                          $1,980
=====================================================================

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

Geographic Segment Data

Net revenues to external customers are based on the location of the customer. Geographic information as of December 31, 1999, 1998 and 1997 is presented as follows:

                                         1999           1998            1997
                               -----------------------------------------------
Net Sales:
     United States                     $65,124         $60,049        $52,922
     Canada                              5,213           4,361          4,042
                               -----------------------------------------------
                               -----------------------------------------------
                                       $70,337         $64,410        $56,964
                               ===============================================


Net Income (Loss):
     United States                     $ 2,305         $ 6,096        $ 3,001
     Canada                                201                           (703)
                                                          (110)
                               -----------------------------------------------
                                       $ 2,506         $ 5,986        $ 2,298
                               ===============================================

Total Assets:
     United States                     $53,970         $49,348        $40,008
     Canada                              3,415           3,156          2,261
                              ------------------------------------------------
                                       $57,385         $52,504        $42,269
                              ================================================

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information under the heading "Election of Directors" in the Company's definitive proxy material for its 2000 annual meeting of stockholders is incorporated herein by reference. Information concerning officers of the Company appears in Part I of this Annual Report on Form 10-K.

ITEM 11. Executive Compensation

     The information under the heading "Executive Compensation," excluding the "Compensation Committee Report on Executive Compensation" and the Stock Price Performance Graph in the Company's definitive proxy material for its 2000 annual meeting of stockholders is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     (a) Security ownership of certain beneficial owners: The information under the heading "Beneficial Ownership of Common Stock" in the Company's definitive proxy material for its 2000 annual meeting of stockholders is incorporated herein by reference.

     (b) Security ownership of management: The information under the heading "Beneficial Ownership of Common Stock" in the Company's definitive proxy material for its 2000 annual meeting of stockholders is incorporated herein by reference.

     (c)  Changes in control: None known.

ITEM 13. Certain Relationships and Related Transactions

     The information under the heading "Certain Relationships and Related Transactions," in the Company's definitive proxy material for its 2000 annual meeting of stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

     The following consolidated financial statements of Lifeline Systems, Inc. and the report of independent accountants relating thereto, are set forth in
Item 8 of this Annual Report on Form 10-K on the pages indicated.

                                                                               Pages
                                                                               -----
Report of Independent Accountants                                               18

Consolidated Balance Sheets as of December 31, 1999 and 1998                    19

Consolidated Statements of Income and Comprehensive Income
 for the years ended December 31, 1999, 1998, and 1997                          20

Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 1999, 1998, and 1997                         21

Consolidated Statements of Cash Flows for the years
  ended December 31, 1999, 1998, and 1997                                       22

Notes to Consolidated Financial Statements                                     23-40

(a)(2) Financial Statement Schedule

     The following financial statement schedule of Lifeline Systems, Inc. is filed herewith and included in ITEM 14 (a)(2) on the pages indicated below.

                                                                               Pages
                                                                               -----
Schedule II - Valuation and Qualifying Accounts for
  the years ended December 31, 1999, 1998 and 1997                              50

     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1999.

(c)  Exhibits

     The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index, which appears on pages 44 through 49 hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LIFELINE SYSTEMS, INC.


March 30, 2000                                    By: /s/ Ronald Feinstein
----------------------------------------              -----------------------
Date                                                  Ronald Feinstein
                                                      Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Capacity                                             Date
---------                                        --------                                             ----
/s/ L. Dennis Shapiro                            Chairman of the Board                         March 30, 2000
----------------------------------------                                                       --------------
L. Dennis Shapiro

/s/ Ronald Feinstein                             Chief Executive Officer,                      March 30, 2000
----------------------------------------         President and Director (Principal             --------------
Ronald Feinstein                                 Executive Officer)


/s/ Dennis M. Hurley                             Vice President of Finance                     March 30, 2000
----------------------------------------         (Principal Financial and                      --------------
Dennis M. Hurley                                 Accounting Officer)


/s/ Susan S. Bailis                              Director                                      March 30, 2000
----------------------------------------                                                       --------------
Susan S. Bailis

/s/ Everett N. Baldwin                           Director                                      March 30, 2000
----------------------------------------                                                       --------------
Everett N. Baldwin

/s/ Joseph E. Kasputys                           Director                                      March 30, 2000
----------------------------------------                                                       --------------
Joseph E. Kasputys

/s/ Carolyn C. Roberts                           Director                                      March 30, 2000
----------------------------------------                                                       --------------
Carolyn C. Roberts

/s/ Gordon C. Vineyard                           Director                                      March 30, 2000
----------------------------------------                                                       --------------
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

    10.05           Amendments to Registrant's 1986 Incentive                                        1987 10K Exhibit 10.13
                         Stock Option Plan.

    10.06           Registrant's 1982 Incentive Stock Option Plan,                                   1988 10K Exhibit 10.14
                         as amended.

    10.07           Registrant's 1982-A Incentive Stock Option Plan,                                 1988 10K Exhibit 10.15
                         as amended.

    10.08           Amendment to Registrant's 1986 Incentive                                          Proxy Statement filed
                         Stock Option Plan.                                                        April 13, 1989 (0-13617)

    10.09           Registrant's 1991 Stock Option Plan.                                             1990 10K Exhibit 10.37

Exhibit No.         Exhibit                                                                          SEC Document Reference
-----------         -------                                                                          ----------------------
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

    10.22           Letter Agreement between Ronald Feinstein                                        1993 10K Exhibit 10.45
                         and the Registrant dated March 4, 1994.

Exhibit No.         Exhibit                                                                          SEC Document Reference
-----------         -------                                                                          ----------------------
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

    10.33           Form of the Non-statutory Stock Option
                         Agreement to Registrant's 1991 Stock
                         Option Plan                                                                 1995 10K Exhibit 10.33

    10.34           Form of the Non-statutory Stock Option
                         Agreement to Registrant's 1994 Stock
                         Option Plan                                                                 1995 10K Exhibit 10.34

    10.35           1995 Employee Stock Purchase Plan                                                1995 10K Exhibit 10.35


    10.36           Revolving Credit Agreement between
                         the First National Bank of Boston
                         and the Registrant, dated November 30, 1995                                 1995 10K Exhibit 10.36

Exhibit No.         Exhibit                                                                          SEC Document Reference
-----------         -------                                                                          ----------------------
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

    10.39           Stock purchase agreement between
                         Lifeline Systems (Canada), Inc. and
                         Len Wechsler dated July 3, 1996                                          10Q for the quarter ended
                                                                                          September 30, 1996, Exhibit 10.61
    10.40           Stock purchase agreement between
                         Lifeline Systems (Canada), Inc., and
                         CareTel, Inc. and the stockholders of                                    10Q for the quarter ended
                         CareTel, Inc., dated July 3, 1996                                September 30, 1996, Exhibit 10.62

    10.41           Amendment to Registrant's 1991
                         Stock Option Plan                                                           1996 10K Exhibit 10.41

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

    10.44           Lease Agreement between the Registrant and
                         Bishop/Clark Associates Limited Partnership
                         dated November 11, 1997                                                     1997 10K Exhibit 10.44

    10.45           Second Amendment to Revolving Credit Agreement
                         between the First National Bank of Boston
                          and the Registrant dated December 31, 1997                                 1997 10K Exhibit 10.45

    10.46           Offer to Lease between CareTel, Inc. and Graduate Holdings
                         Limited and Samuel Sarick Limited
                         dated September 1, 1994                                                     1997 10K Exhibit 10.46

    10.47           Form of Lease Agreement between Lifeline Systems, Canada and
                         Samuel Sarick Limited and Graduate Holdings Limited
                         dated January 29, 1998                                                      1997 10K Exhibit 10.47

    10.48           Master Agreement for Professional Services between
                         Cambridge Technology Partners and the
                         Registrant dated June 16, 1997                                              1997 10K Exhibit 10.48

Exhibit No.         Exhibit                                                                          SEC Document Reference
-----------         -------                                                                          ----------------------
    10.49           Form of Change in Control Agreement for
                         for the following Named Executives:
                         following Named Executives:
                         Mr. Richard Reich, Mr. Thomas Loper,
                         Mr. Dennis Hurley, Mr. John Gugliotta                                       1997 10K Exhibit 10.49

    10.50           Fourth Amendment to Lease Agreement dated
                         April 3, 1992 between the Registrant and the                             10Q for the quarter ended
                         Massachusetts Institute of Technology                                 March 31, 1998 Exhibit 10.50

    10.51           Revolving Line of Credit between
                         State Street Bank and Trust Company                                      10Q for the quarter ended
                         and the Registrant, dated April 22, 1998                               June 30, 1998 Exhibit 10.51

    10.52           First amendment to lease agreement
                         between Registrant and Bishop/Clark Associates                           10Q for the quarter ended
                         Limited Partnership dated June 30, 1998                                June 30, 1998 Exhibit 10.52

    10.53           Lease agreement between the Registrant and                                    10Q for the quarter ended
                         Triangle Realty Trust dated August, 1998                          September 30, 1998 Exhibit 10.53

    10.54           Amended and Restated Agreement and Plan of
                         Contribution and Merger dated October 28, 1998                           8-K dated October 30,1998

    10.55           Lease Termination Agreement between the Registrant
                         and Massachusetts Institute of Technology
                         dated January 29, 1999.                                                     1999 10K Exhibit 10.55

    10.56           Sublease Agreement between the Registrant and Millennium
                         Pharmaceuticals, Inc. dated January 29, 1999                                1999 10K Exhibit 10.56

    10.57           Consent to Sublease and Agreement between the Registrant,
                         Massachusetts Institute of Technology and Millennium
                         Pharmaceuticals, Inc. dated January 29, 1999                                1999 10K Exhibit 10.57

    10.58           Notice of Termination of Lease dated January 29, 1999                            1999 10K Exhibit 10.58

    10.59           Asset Purchase Agreement dated November 13, 1998
                         between the Registrant and Homemakers Upstate
                         Group                                                                       1999 10K Exhibit 10.59

    10.60           Master Lease Agreement between the
                         Registrant and Andover Capital Group                                     10Q for the quarter ended
                         dated March 11, 1999                                                  March 31, 1999 Exhibit 10.60

    10.61           Loan Document Modification Agreement between
                         State Street Bank and Trust Company and                                  10Q for the quarter ended
                         the Registrant dated June 30, 1999                                September 30, 1999 Exhibit 10.61

Exhibit No.         Exhibit                                                                          SEC Document Reference
-----------         -------                                                                          ----------------------
    10.62           Amended and Restated Note between State Street
                         Bank and Trust Company and the Registrant                                10Q for the quarter ended
                         dated June 30, 1999                                               September 30, 1999 Exhibit 10.62

    10.63           Secured Promissory Note between Ronald Feinstein                              10Q for the quarter ended
                         and the Registrant, dated August 23, 1999                         September 30, 1999 Exhibit 10.63

    10.64           Security and Pledge Agreement between Ronald                                  10Q for the quarter ended
                         Feinstein and the Registrant,                                     September 30, 1999 Exhibit 10.64
                         dated August 23, 1999
Filed herewith:

    10.65           The supply agreement between the Ademco Group
                         a division of Honeywell International, Inc., formerly the Pittway Corporation and the Registrant dated December 29, 1999

    10.66           Termination Agreement, Mutual Releases and
                         Covenants Not to Sue between Protection One and the Registrant dated September 2, 1999

    10.67           Second amendment to lease agreement between
                         Registrant and Bishop/Clark Associates
                         Limited Partnership dated November 18, 1999

Exhibit 21.         Subsidiaries.

Filed herewith:
    21.1            Subsidiaries of Lifeline Systems, Inc.

Exhibit 23.         Consents of Experts and Counsel.

Filed herewith:
    23.1            Consent of PriceWaterhouseCoopers LLP

                             LIFELINE SYSTEMS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 1999, 1998, and 1997
                             (Dollars in thousands)


                                                            Additions
                                               Balance at   Charged to
                                               Beginning     Costs &                        Balance at
Description                                     of Year      Expenses     Deductions(1)    End of Year
-----------                                     -------      --------     -------------    -----------
1999
Allowance for doubtful receivables:
   Trade accounts receivable                      $239          $528           $ 61            $706
   Lease receivables                               190           --              43            $147
                                                  ----          ----           ----            ----
     Total                                        $429          $528           $104            $853

1998
Allowance for doubtful receivables:
   Trade accounts receivable                      $216          $138           $115            $239
   Lease receivables                               190           --             --              190
                                                  ----          ----           ----            ----
     Total                                        $406          $138           $115            $429

1997
Allowance for doubtful receivables:
   Trade accounts receivable                      $197          $ 71           $ 52            $216
   Lease receivables                               176            14            --              190
                                                  ----          ----           ----            ----
     Total                                        $373          $ 85           $ 52            $406


(1)  Uncollectible accounts and adjustments.