Form 10-K/A
period 1999-12-31
LIFELINE SYSTEMS INC
filed 2000-04-28
CIK 720195

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                 FORM 10-K/A-1

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

                                 (508) 988-1000
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:

                          Common stock $0.02 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 31, 2000, 5,955,900 shares of the Registrant's Common Stock were outstanding and the aggregate market value as of such date of such Common Stock held by non-affiliates of the Registrant was approximately $54,347,588.

This Report on Form 10-K/A filed with the Securities and Exchange Commission (the "Commission") by Lifeline Systems, Inc., a Massachusetts corporation (together with its subsidiaries, the "Company") is being filed to amend the Company's Annual Report on Form 10-K as filed with the Commission on

March 30, 2000 to include the information required by Part III of Form 10-K in accordance with General Instruction G-3 of Form 10-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act").



                           PART III

ITEM 10: Directors, Executive Officers and Other Key Employees of the
Registrant.



     The following table sets forth the name of each director, and each such person's principal occupation and business experience during the past five years, his or her age and the year in which he or she became a director of the Company.



Name, Principal Occupation and Business Experience During the                      First
Past Five Years                                                                      a
                                                                         Age      Director
                                                                       ------    ---------
 The two Class II Directors named below will continue in office until the Annual Meeting of Stockholders in 2000:

 RONALD FEINSTEIN                                                         54         1985
 Mr. Feinstein has been President and Chief Executive Officer of the Company since January 1, 1993.

 JOSEPH E. KASPUTYS, PH.D.                                                63         1985
 Dr. Kasputys has been Chairman, President and Chief Executive
 Officer of Primark Corporation, an international company
 primarily engaged in the information service business, since June
 1987.**  ***

 The two Class I Directors named below will continue in office until the Annual Meeting of Stockholders in 2002:

 L. DENNIS SHAPIRO                                                        66         1978
 Mr. Shapiro has been Chairman of the Board since 1978 and was
 Chief Executive Officer and Treasurer of the Company from 1978 through December 1988.* **

 EVERETT N. BALDWIN                                                       66         1991
 Mr. Baldwin served as President and Chief Executive Officer of
 Welch Foods, Inc. from August 1982 to August 1995, and as a
 Director of Welch Foods, Inc. from August 1982 to December 1995.
 Mr. Baldwin retired from Welch Foods in 1995.*


 The three Class III Directors named below will continue in office until the Annual Meeting of Stockholders in 2001:

 SUSAN S. BAILIS                                                          54         1998
 Ms. Bailis has been co-chairman and co-chief executive officer of
 Solomont Bailis Ventures, a health care company since May 1998.
 From October 1997 to May 1998 she was President and Chief
 Executive Officer of the A.D.S. Group ("A.D.S."), owned by an affiliate of Genesis Health Ventures.  From December 1996 to
 October 1997, Ms. Bailis held the positions of Senior Vice
 President of the Multicare Companies and President and Chief
 Executive Officer of A.D.S., at which time A.D.S. was a wholly owned subsidiary of the Multicare Companies.  From 1986 to
 December 1996 Ms. Bailis was President of A.D.S.*

 CAROLYN C. ROBERTS                                                       61         1994
 Ms. Roberts has been President and Chief Executive Officer of
 Copley Health Systems, Inc. since 1985.  From 1982 to 1999,
 President and Chief Executive Officer of Copley Hospital, Inc.
 Ms. Roberts served on the Board of Trustees of the American
 Hospital Association from 1990 to 1997, was Chair of the Board in
 1994 and, from 1991 to 1997, was a member of its Executive
 Committee.  Ms. Roberts is currently a member of the Board of
 Commissioners of the Joint Commission for Accreditation of Health
 Care Organizations ("JCAHO") and Joint Commission
 International.** ***

 GORDON C. VINEYARD, M.D.                                                 63         1985
 Dr. Vineyard is an Associate Clinical Professor of Surgery at the
 Harvard Medical School.  From May 24, 1999 through June 17, 1999 he was  an interim CEO of Harvard Vanguard Medical Associates.
 From 1991 through 1999 he was Director of Surgerical Specialities and Radiology and Surgeon-in-Chief of the Harvard Vanguard
 Medical Associates.  From 1980 to 1991 he was its Chief of
 Surgery.  Dr. Vineyard was a surgeon at Boston's Brigham and
 Women's Hospital from January 1972 through August 1995. *

 *    Member of Audit Committee
 **   Member of Compensation Committee
 ***  Member of Stock Option Plans Committee

     During the fiscal year ended December 31, 1999, the Board of Directors of the Company held nine meetings. All directors attended at least 75% of the aggregate number of meetings of the Board of Directors and of the committees of the Board on which they respectively served.

Directors' Compensation

     Each director who is not an executive officer received an annual retainer fee of $5,000 plus $750 for each Board meeting attended and $500 for each Committee meeting attended ($750 for each day during which a director attended both a Board and a Committee meeting). The Chairmen of the Audit Committee and the Compensation Committee each received an annual fee of $2,500 for their services in this capacity in addition to their regular annual retainer fee. Executive officers do not receive any additional remuneration for their services as directors. The Chairman of the Board, Mr. Shapiro, received an annual fee of $10,000 for his services as Chairman in addition to his regular annual retainer
fee.   Effective April 2000, members of the Board of Directors will receive $250 for each telephonic committee meeting attended by them.

     The Company's 1991 Stock Option Plan (the "1991 Plan") provides that non-employee directors receive, on the sixth business day of each calendar year, options to purchase 3,000 shares of common stock at an exercise price equal to the fair market value of such shares on the date of grant, vesting one-third on the date of grant and one-third on each of the next two anniversary dates. The Company's proposed 2000 Stock Incentive Plan, which is subject to the approval of stockholders, contains a similar provision. Pursuant to the terms of the Merger Agreement between Lifeline and Protection One, Inc., no options were granted to the non-employee directors in 1999.

Compensation Committee Interlocks and Insider Participation

     Messrs. Kasputys, Shapiro and Ms. Roberts served as members of the Compensation Committee during the Company's most recent fiscal year. Mr. Shapiro is the Chairman of the Board of Directors and previously served at various times as the Company's President, Chief Executive Officer and Treasurer.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on its review of copies of reports filed by reporting persons of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or written representations from certain Reporting Persons that no Form 5 filing was required for such person, the Company believes that during fiscal 1999 all filings required to be made by its Reporting Persons were timely made in accordance with the requirements of the Exchange Act.

ITEM 11:  Executive Compensation

Summary Compensation

     The following table sets forth certain information concerning the compensation for each of the last three fiscal years of the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers during the fiscal year ended December 31, 1999 who were serving as executive officers at December 31, 1999 (the "Named Executive Officers").

                    SUMMARY COMPENSATION TABLE



                                            Annual Compensation                           Long Term Compensation Awards
                        ------------------------------------------------------------   --------------------------------------------
                                                                                         Securities
                                                                    Other                Underlying
      Name and                                                      Annual                Options                  All Other
 Principal Position       Year    Salary ($)    Bonus ($)        Compensation          Granted (#)(1)           Compensation ($)(2)
-------------------      -----   -----------   ----------       --------------        ---------------         ---------------------
  Ronald Feinstein        1999    $267,712            -                                     25,000                   $2,700
  President and Chief     1998     254,992     $172,293     (5)                             20,000                    2,980
  Executive Officer       1997     242,826            -     (3)                             34,810        (4)         2,657

  Richard M. Reich        1999     160,292        8,450     (5)                             11,000                    2,380
  Vice President,         1998     153,833       65,906     (5)                              5,000                    2,703
  Chief Information
   Officer                1997     146,750            -     (3)                             12,411        (4)         2,331

  Thomas E. Loper         1999     157,800        7,950     (5)       $ 4,800    (6)         7,000                    2,370
  Vice President,
   Customer Care          1998     150,833       64,545     (5)        28,800    (6)         5,000                    2,691
                          1997     145,333            -     (3)        24,000    (6)        12,052        (4)         2,278

  Dennis M. Hurley        1999     149,416        7,525     (5)                              7,000                    2,351
  Vice President,         1998     143,000       61,229     (5)                              5,000                    2,680
   Finance and
  Chief Financial
   Officer                1997     136,917            -     (3)                             11,978        (4)         2,302

Donald G. Strange         1999     142,417        8,610     (5)                              7,000                    2,332
  Vice President,         1998     135,833       56,822     (5)                              5,000                    2,662
   Sales
  and Marketing           1997     130,000            -     (3)                             11,631        (4)         2,287

(1)  Reflects the grant of options to purchase common stock.

(2) Represents Company contributions to the Company's 401(k) Plan and Group Term Life Insurance Plan.

(3) For the year ended December 31, 1997, Mr. Feinstein, Mr. Reich, Mr. Loper, Mr. Hurley and Mr. Strange each elected to take stock options in lieu of a cash bonus. See column entitled "Securities Underlying Options Granted."

(4) Includes options to purchase 14,810, 6,411, 6,052, 5,978, and 5,631 shares under the 1994 Stock Option Plan in lieu of cash bonus for the year ended December 31, 1997 to each of Mr. Feinstein, Mr. Reich, Mr. Loper, Mr. Hurley, and Mr. Strange, respectively. The amount of cash bonus foregone in exchange for these options by Mr. Feinstein, Mr. Reich, Mr. Loper, Mr. Hurley and Mr. Strange was $79,181, $34,277, $32,354, $31,961 and $30,108,
     respectively. The number of options granted in lieu of bonus was determined using the Black-Scholes option pricing model, which accounts for certain variables such as fair market value of the option on the date of grant, stock price volatility, life of the option, and interest rates. The exercise price of these options was $24.00 per share, representing the fair market value of the underlying shares on the date of grant, February 13, 1998. These options became exercisable one-third immediately upon grant, with an additional one-third becoming exercisable on each of the next two anniversary dates.

(5)  Represents amounts paid under the Company's Executive Bonus Plan.

(6)  Represents an annual living allowance paid to Mr. Loper.

Option Grants

     The following table sets forth certain information concerning grants of stock options made during the fiscal year ended December 31, 1999 to each of the Named Executive Officers:


                       OPTION GRANTS IN LAST FISCAL YEAR
                                                                                             Potential Realizable Value at Assumed
                                                                                             Annual Rates of Stock Price Apprecaiton
                                               Individual Grants                                       for Option Term (1)
                    ----------------------------------------------------------------------   ---------------------------------------
                      Securities     Percent of Total
                      Underlying     Options Granted
                        Options      To Employees in    Exercise or Base
   Name               Granted (#)      Fiscal Year      Price ($/Share)    Expiration Date          5% ($)            10% ($)
---------           -------------    ----------------   ----------------   ---------------   -----------------    -----------------
Ronald Feinstein      25,000  (2)        18.7%               $18.50            6/7/2009             $290,864          $737,106
Richard M. Reich       7,000  (3)         5.2%                18.50            6/7/2009               81,442           206,390
                       4,000  (2)         3.0%                14.63           12/2/2009               36,790            93,234
Thomas E. Loper        7,000  (3)         5.2%                18.50            6/7/2009               81,442           206,390
Dennis M. Hurley       7,000  (3)         5.2%                18.50            6/7/2009               81,442           206,390
Donald G. Strange      7,000  (3)         5.2%                18.50            6/7/2009               81,442           206,390

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options wer e granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock and the date on which the options are exercised.

(2) Exercisable in installments beginning 12 months after the date of grant, with one-third of the shares covered thereby becoming exercisable at that time and an additional one-third of the shares covered thereby becoming exercisable on each of the next two anniversary dates. Under the terms of the Company's 1991 and 1994 Stock Option Plans, the Stock Option Plans Committee retains discretion, subject to limits set forth in the plan, to modify the terms of outstanding options. The options were granted for a term of ten years, subject to earlier termination in certain events related to termination of employment.

(3) Exercisable in installments beginning 12 months after the date of grant, with 20% of the shares covered thereby becoming exercisable at that time and an additional 20% of the shares covered becoming exercisable on each successive anniversary date. Under the terms of the Company's 1991 and 1994 Stock Option Plans, the Stock Option Plans Committee retains discretion, subject to limits set forth in the plan, to modify the terms of outstanding options. The options were granted for a term of ten years, subject to earlier termination in certain events related to termination of employment.

Option Exercises and Year-End Values


     The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended December 31, 1999 by each of the Named Executive Officers and the number and value of unexercised options held by each of the Named Executive Officers on December 31, 1999:

              AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                               Number of Securities
                                                              Underlying Unexercised         Value of Unexercised In-
                                                                    Options at                the-Money Options at
                          Shares Acquired      Value           Fiscal Year-End (#)           Fiscal Year-End ($)(1)
                                                            -------------------------       -------------------------
          Name            on Exercise (#)   Realized ($)    Exercisable/Unexercisable       Exercisable/Unexercisable
         -----          -----------------  -------------    -------------------------       -------------------------
Ronald Feinstein             70,459 (2)        1,512,500        166,672       49,938          $1,466,084    $     -
Richard M. Reich                      -                -         31,629       29,282             169,340     64,809
Thomas E. Loper                       -                -         49,535       29,017             147,088     41,753
Dennis M. Hurley                      -                -         40,885       35,593             259,367     14,473
Donald G. Strange                     -                -         34,820       23,811             256,303     46,362

(1) Based on the fair market value of the common stock on December 31, 1999 (approximately $14.78), less the option exercise price.

(2) Excludes 29,541 shares withheld by the Company for the payment of taxes associated with the exercise of such options

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

     Pursuant to his employment agreement, on August 27, 1992, Mr. Feinstein also received a nonstatutory stock option to purchase up to 150,000 shares of common stock at an exercise price of $3.00 per share (which represented the fair market value on the date of grant), vesting one-fifth on the date of grant and one-fifth on each of the next four anniversary dates. The original expiration date of this stock option was the fifth anniversary of the date of grant. On December 6, 1995, the Stock Option Plans Committee extended the exercise period of the option for an additional five years, so that the option will expire on August 27, 2002.

     Pursuant to his employment agreement, Mr. Feinstein was also granted a stock option to purchase up to 100,000 shares of common stock at $3.00 per share (which represented the fair market value on the date of grant), subject to a vesting schedule that originally provided for vesting in three equal annual installments commencing April 15 in the year following the achievement of certain financial goals. On September 27, 1995, the Stock Option Plans Committee amended this option to provide for vesting on the earlier of the six-year anniversary of the date of grant or in three equal annual installments commencing April 15 in the year following the achievement of certain financial goals. On June 14, 1996, Mr. Feinstein's employment agreement was amended to provide for full vesting of this option in any event on August 27, 1998. The original expiration date of this option was six years from the date of grant, but on June 14, 1996 the Compensation Committee extended the exercise period of the option to seven years from the date of grant, so that the option was to expire on August 27, 1999. Mr. Feinstein exercised this option on August 23, 1999. See "Loans to Related Parties."

     Upon a change in control of the Company, the stock options described in the preceding paragraphs would be accelerated and deemed to be vested. Upon termination by the Company of his employment as Chief Executive Officer and his membership on the Board of Directors, other than for cause, Mr. Feinstein will continue to receive his salary for 12 months. On June 14, 1996, Mr. Feinstein's employment agreement was amended to provide that in the event of a change in control of the Company following which Mr. Feinstein no longer serves as the Chief Executive Officer of the Company within the Boston, Massachusetts metropolitan area or as a director of the Company, Mr. Feinstein may terminate the employment agreement and be paid three times his salary and bonus for the preceding fiscal year (subject to downward adjustment for any excess parachute payment as defined in Section 280G of the Internal Revenue Code of 1986, as amended).

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

Loans to Related Parties

     On September 11, 1995, the Company sold to Mr. Thomas E. Loper, Vice President, Customer Care, 8,939 shares of the Company's common stock at a price of $11.188 per share (which represented the fair market value of the common stock on the date of issuance) for an aggregate price of $100,000. The Company loaned $100,000 to Mr. Loper for seven years at an annual interest rate of 6.3% pursuant to the terms of a promissory note (the "Loper Note"), which is secured by the common stock that Mr. Loper purchased. The Loper Note will accelerate and become immediately due and payable within 90 days of termination of Mr. Loper's employment for any reason. As of March 31, 2000, $100,000 was outstanding on the Loper Note.

     In August 1999, the Company loaned $300,000 to Mr. Ronald Feinstein pursuant to a secured promissory note for the exercise of a stock option which was to expire. The note, which bears interest at a rate of 6.77% per annum, payable annually in arrears, is due August 23, 2004 and is secured by a pledge of 16,552 shares of Common Stock of the Company. Mr. Feinstein has the right to put 70,459 shares (representing the net number of shares issued to Mr. Feinstein with the proceeds of the loan, after withholding for taxes) back to the Company at a price equal to $16.3125 per share at any time during the 18-month period following April 30, 2001.


ITEM 12:  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of December 31, 1999 unless otherwise indicated, with respect to the beneficial ownership of the Company's common stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation," above, and (iv) all directors and executive officers of the Company as a group. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission that the named stockholders are direct or indirect beneficial owners of such shares. Unless otherwise indicated, each person has sole voting and investment power with respect to the shares listed. The share amounts include those shares as to which the following persons had a right to acquire beneficial ownership by exercising stock options as of December 31, 1999, or within 60 days following that date: Mr. Feinstein, 184,943 shares, Mr. Reich, 38,777 shares, Mr. Loper, 55,252 shares, Mr. Hurley, 46,578 shares, Mr. Strange, 43,064 shares, Ms. Bailis, 3,000 shares, Mr. Baldwin, 14,500 shares, Mr. Kasputys, 26,500 shares, Ms. Roberts, 15,000 shares, Mr. Shapiro, 2,000 shares and Dr. Vineyard, 26,500 shares. The share amounts also include shares beneficially owned by certain executive officers through participation in the Company's 401(k) Plan, as to which shares include sole investment and voting power.

Name of                                    Beneficially       Common Stock
Beneficial Owner                           Owned              Outstanding (1)
----------------                          -------             ---------------

SAFECO Corporation (2)                      807,650                13.6%
4333 Brooklyn Ave. N.E.
Seattle, WA 98185

L. Dennis Shapiro (3)                       710,833                12.0%
24 Essex Road
Chestnut Hill, MA 02467

Pequot Capital Management, Inc. (4)         490,000                 8.3%
500 Nyala Farm Road
Westport, CT  06880

Ronald Feinstein (5)                        451,019                 7.4%
c/o Lifeline Systems, Inc.
111 Lawrence St.
Framingham, MA 01702

T. Rowe Price Associates, Inc. (6)          425,200                 7.2%
100 E. Pratt Street
Baltimore, MD  21202

Goldman, Sachs Asset Management (7)         413,200                 7.0%
85 Broad St.
New York, NY 10004

Richard M. Reich (8)                         76,738                 1.3%

Thomas E. Loper (9)                          64,391                 1.1%

Dennis M. Hurley (10)                        55,973                 *

Donald G. Strange                            48,077                 *

Susan S. Bailis                               3,000                 *

Everett N. Baldwin (11)                      33,500                 *

Joseph E. Kasputys, Ph.D.                    38,650                 *

Gordon C. Vineyard, M.D.                     27,501                 *

Carolyn C. Roberts                           16,000                 *

All directors and officers as a group     1,558,159                24.2%
(12 persons) (12)

*Less than 1% of the outstanding stock

(1) Number of shares deemed outstanding includes 5,942,568 shares outstanding as of December 31, 1999, plus any shares subject to options held by the named person or entity that are currently exercisable or exercisable within 60 days after December 31, 1999.

(2) Represents holdings as of December 31, 1999 based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2000 by SAFECO Corporation. Includes the following shares, as to all of which SAFECO corporation disclaims beneficial ownership: 560,550 shares held by SAFECO Common Stock Trust, an investment company for which SAFECO Asset Management Company, a wholly owned subsidiary of SAFECO Corporation, acts as the investment advisor.

(3) Includes the following shares as to all of which Mr. Shapiro disclaims beneficial ownership: 4,124 shares held by Mr. Shapiro as custodian for three children, over which he has sole voting and investment power; 35,312 shares held by Mr. Shapiro's wife; 12,360 shares held by Mr. Shapiro's wife as custodian for three children; 66,000 shares held by Mr. Shapiro's wife as co-trustee of three trusts for his children; and 17,062 shares held by Mr. Shapiro's children, over which he has shared voting and investment power.

(4) Represents holdings as of December 31, 1999 based on a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2000 by Pequot Capital Management, Inc.

(5) Includes 16,000 shares held by Mr. Feinstein's children. Also includes 16,552 shares pledged to the Company to secure a $300,000 loan by the Company to Mr. Feinstein. See "Other Arrangements-Loans to Related Parties."

(6) Represents holdings as of December 31, 1999 based on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2000 by T. Rowe Price Associates, Inc.

(7) Represents holdings as of December 31, 1999 based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2000 by Goldman Sachs Asset Management, a separate operating division of Goldman, Sachs & Co. Includes 298,200 shares as to which Goldman Sachs Asset Management has sole voting power and 413,200 as to which Goldman Sachs Asset Management has sole dispositive power.

(8)  Includes 32,500 shares owned by Mr. Reich jointly with his wife.

(9) Includes 8,939 shares pledged to the Company to secure a $100,000 loan by the Company to Mr. Loper. See "Other Arrangements - Loans to Related Parties."

(10) Includes 1,700 shares beneficially owned by Mr. Hurley through an individual retirement account ("IRA"). Also includes 7,123 shares owned by Mr. Hurley jointly with his wife.

(11) Includes 7,000 shares held by the Everett N. Baldwin Revocable Trust of
     1997.

(12) Includes an aggregate of 488,146 shares subject to stock options that are currently exercisable or exercisable within 60 days after December 31, 1999. Also includes 15,117 shares beneficially owned by such persons through the 401(k) Plan as to which such persons possess sole investment and voting power.

ITEM 13: Certain Relationships and Related Transactions

     On September 11, 1995, the Company sold to Mr. Thomas E. Loper, Vice President, Customer Care, 8,939 shares of the Company's common stock at a price of $11.188 per share (which represented the fair market value of the common stock on the date of issuance) for an aggregate price of $100,000. The Company loaned $100,000 to Mr. Loper for seven years at an annual interest rate of 6.3% pursuant to the terms of a promissory note (the "Loper Note"), which is secured by the common stock that Mr. Loper purchased. The Loper Note will accelerate and become immediately due and payable within 90 days of termination of Mr. Loper's employment for any reason. As of March 31, 2000, $100,000 was outstanding on the Loper Note.

     In August 1999, the Company loaned $300,000 to Mr. Ronald Feinstein pursuant to a secured promissory note for the exercise of a stock option which was to expire. The note, which bears interest at a rate of 6.77% per annum, payable annually in arrears, is due August 23, 2004 and is secured by a pledge of 16,552 shares of Common Stock of the Company. Mr. Feinstein has the right to put 70,459 shares (representing the net number of shares issued to Mr. Feinstein with the proceeds of the loan, after withholding for taxes) back to the Company at a price equal to $16.3125 per share at any time during the 18-month period following April 30, 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             LIFELINE SYSTEMS, INC.


April 28, 2000                               By:  /s/Ronald Feinstein
--------------                                    -------------------
Date                                              Ronald Feinstein
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Capacity                     Date
---------                             --------                     ----

/s/ L. Dennis Shapiro           Chairman of the Board         April 28, 2000
------------------------                                      --------------
L. Dennis Shapiro


/s/ Ronald Feinstein            Chief Executive Officer,      April 28, 2000
------------------------                                      --------------
Ronald Feinstein                President and Director
                                (Principal Executive Officer)

/s/ Dennis M. Hurley            Vice President of Finance     April 28, 2000
------------------------                                      --------------
Dennis M. Hurley                (Principal Financial and
                                Accounting Officer)

/s/ Susan S. Bailis             Director                      April 28, 2000
------------------------                                      --------------
Susan S. Bailis


/s/ Everett N. Baldwin          Director                      April 28, 2000
------------------------                                      --------------
Everett N. Baldwin


/s/ Joseph E. Kasputys          Director                      April 28, 2000
------------------------                                      --------------
Joseph E. Kasputys


/s/ Carolyn C. Roberts          Director                      April 28, 2000
------------------------                                      --------------
Carolyn C. Roberts


/s/ Gordon C. Vineyard          Director                      April 28, 2000
------------------------                                      --------------
Gordon C. Vineyard