Form 10-Q
period 2000-03-31
LIFELINE SYSTEMS INC
filed 2000-05-15
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000              Commission File Number 0-13617

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

Number of shares outstanding of this issuer's class of common stock as of April 30, 2000: 5,955,900

                            LIFELINE SYSTEMS, INC.
                                     INDEX

                                                                            PAGE
PART  I.  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets - March 31, 2000
          and December 31, 1999                                               3

     Consolidated Statements of Income and Comprehensive Income -
          Three months ended March 31, 2000 and 1999                          4

     Consolidated Statements of Cash Flows - Three months
          ended March 31, 2000 and 1999                                       5

     Notes to Consolidated Financial Statements                              6-10

  ITEM 2.

     Management's Discussion and Analysis of Results of
          Operations and Financial Condition                                11-16

  ITEM 3.

     Quantitative and Qualitative Disclosures about Market Risk              16

PART II.  OTHER INFORMATION


  ITEM 6.

     Exhibits and Reports on Form 8-K                                        16


SIGNATURES                                                                   17

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                             March 31,         December 31,
                                                                                               2000               1999
                                                                                               ----               ----
ASSETS                                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                                                                 $ 3,013               $1,415
     Accounts receivable, net                                                                    8,044                9,247
     Inventories                                                                                 1,762                2,605
     Net investment in sales-type leases                                                         2,475                2,310
     Prepaid expenses and other current assets                                                   1,163                  832
     Prepaid income taxes                                                                        1,012                1,013
     Deferred income taxes                                                                       1,709                1,788
                                                                                              --------             --------
          Total current assets                                                                  19,178               19,210

Property and equipment, net                                                                     26,134               26,852
Net investment in sales-type leases                                                              5,686                5,747
Goodwill and other intangible assets, net                                                        5,949                5,551
Other assets                                                                                        28                   25
                                                                                              --------             --------
          Total assets                                                                         $56,975              $57,385
                                                                                              ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                          $   679               $1,801
     Accrued expenses                                                                            2,306                2,224
     Accrued payroll and payroll taxes                                                             799                2,133
     Accrued income taxes                                                                          140                  140
     Deferred revenues                                                                             740                  846
     Current portion of capital lease obligation                                                   510                  478
     Current portion of long term debt                                                           1,405                  405
     Product warranty and other current liabilities                                                350                  458
     Accrued restructuring and other non-recurring charges                                         573                  656
                                                                                              --------             --------
          Total current liabilities                                                              7,502                9,141

Deferred income taxes                                                                            5,012                4,592
Deferred compensation                                                                              429                  559
Long term portion of capital lease obligation                                                    1,757                1,779
Long term debt, net of current portion                                                           1,474                1,575
                                                                                              --------             --------
          Total liabilities                                                                     16,174               17,646
Commitments and contingencies
Stockholders' equity:
     Common stock, $.02 par value, 20,000,000 shares authorized,
          6,576,989 shares issued at March 31, 2000 and 6,563,657
          shares at December 31, 1999                                                              131                  131
     Additional paid-in capital                                                                 18,779               18,626
     Retained earnings                                                                          26,864               25,941
     Less: Treasury stock at cost, 621,089 shares at March 31, 2000
          and December 31, 1999                                                                 (4,556)              (4,556)
          Notes receivable - officers                                                             (400)                (400)
          Accumulated other comprehensive loss/cumulative translation adjustment                   (17)                  (3)
                                                                                              --------             --------
       Total stockholders' equity                                                               40,801               39,739
                                                                                              --------             --------
       Total liabilities and stockholders' equity                                              $56,975              $57,385
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

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                   (In thousands except for per share data)
                                  (Unaudited)

                                                                                  Three months ended
                                                                                      March 31,
                                                                          ----------------------------------
                                                                               2000                 1999
                                                                               ----                 ----
Revenues
      Services                                                                  $ 13,097           $ 10,997
      Net product sales                                                            5,221              4,821
      Finance and rental income                                                      361                408
                                                                          --------------      -------------

           Total revenues                                                         18,679             16,226
                                                                          --------------      -------------

Costs and expenses
      Cost of services                                                             8,752              6,180
      Cost of sales                                                                1,591              1,300
      Selling, general, and administrative                                         6,461              6,499
      Research and development                                                       334                406
                                                                          --------------      -------------

           Total costs and expenses                                               17,138             14,385
                                                                          --------------      -------------

Income from operations                                                             1,541              1,841
                                                                          --------------      -------------

Other income (expense)
      Interest income                                                                102                 97
      Interest expense                                                               (84)                (7)
      Other income                                                                     5                503
                                                                          --------------      -------------

           Total other income, net                                                    23                593
                                                                          --------------      -------------

Income before income taxes                                                         1,564              2,434

Provision for income taxes                                                           641                973
                                                                          --------------      -------------

Net income                                                                           923              1,461
Other comprehensive income, net of tax
      Foreign currency translation adjustments                                        (8)                37
                                                                          --------------      -------------

Comprehensive Income                                                            $    915           $  1,498
                                                                          ==============      =============

Net income per weighted average share:
      Basic                                                                     $   0.16            $  0.25
                                                                          ==============      =============
      Diluted                                                                   $   0.15            $  0.23
                                                                          ==============      =============

Weighted average shares:
      Basic                                                                        5,952              5,849
                                                                          ==============      =============
      Diluted                                                                      6,160              6,380
                                                                          ==============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)


                                                                                                 Three months ended
                                                                                                     March 31,
                                                                                            -------------------------
                                                                                             2000              1999
                                                                                            -----              ----
Cash flows from operating activities:
      Net income                                                                          $     923         $ 1,461
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Write off of fixed assets                                                             38               -
           Depreciation and amortization                                                      1,789           1,221
           Deferred income taxes                                                                499             186
           Deferred compensation                                                               (130)              -
      Changes in operating assets and liabilities:
           Accounts receivable                                                                1,203             637
           Inventories                                                                          843          (1,108)
           Net investment in sales-type leases                                                 (104)           (186)
           Prepaid expenses, other current assets and other assets                             (333)           (571)
           Accrued payroll and payroll taxes                                                 (1,334)         (1,473)
           Accounts payable, accrued expenses and other liabilities                          (1,254)            199
           Income taxes payable                                                                   -            (363)
           Accrued restructuring charge                                                         (83)              -
                                                                                         ----------        --------
               Net cash provided by operating activities                                      2,057               3
                                                                                         ----------        --------
Cash flows from investing activities:
      Purchases of investments                                                                    -          (1,440)
      Sales and maturities of investments                                                         -           3,854
      Additions to property and equipment                                                      (589)         (3,403)
      Business purchases and other                                                             (789)              -
                                                                                         ----------        --------
               Net cash used in investing activities                                         (1,378)           (989)
                                                                                         ----------        --------
Cash flows from financing activities:
      Principal payments under long term obligations                                           (220)             (3)
      Proceeds from issuance of long term debt                                                1,000               -
      Proceeds from issuance of common stock                                                    153             263
                                                                                         ----------        --------
               Net cash provided by financing activities                                        933             260
                                                                                         ----------        --------
Effect of foreign exchange on cash                                                              (14)             36
                                                                                         ----------        --------
Net increase (decrease) in cash and cash equivalents                                          1,598            (690)
Cash and cash equivalents at beginning of period                                              1,415           2,702
                                                                                         ----------        --------
Cash and cash equivalents at end of period                                                $   3,013         $ 2,012
                                                                                         ==========        ========
Non-cash activity:
      Capital leases                                                                           $129

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of March 31, 2000 and the consolidated results of its operations and cash flows for the three months ended March 31, 2000 and 1999.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K and Form 10-K/A-1, as filed with the Securities and Exchange Commission on March 30, 2000 and April 28, 2000, respectively, for the year ended December 31, 1999.

   The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

2. Details of certain balance sheet captions are as follows (in thousands):

                                                                     March 31,            December 31,
                                                                        2000                    1999
                                                                     ---------            ------------
Inventories:
    Purchased parts and assemblies                                    $     75                $    100
    Work-in-process                                                          -                      10
    Finished goods                                                       1,687                   2,495
                                                                     ---------            ------------
                                                                      $  1,762                $  2,605
                                                                     =========            ============

Property and equipment:
    Equipment                                                         $ 21,579                $ 21,442
    Furniture and fixtures                                                 693                     597
    Equipment leased to others                                          13,374                  12,935
    Equipment under capital leases                                       3,299                   3,170
    Leasehold improvements                                               4,894                   4,885
    Capital in progress                                                    653                     786
                                                                     ---------            ------------
                                                                        44,492                  43,815
    Less: accumulated depreciation and amortization                    (18,358)                (16,963)
                                                                     ---------            ------------
                                                                      $ 26,134                $ 26,852
                                                                     =========            ============

3.  The calculation of per share earnings is as follows:

(In thousands except per share figures)

                                                                           Three months ended
                                                                                March 31,
                                                                   ----------------------------------
                                                                       2000                   1999
                                                                      ------                 ------
Basic:
------
Net income                                                             $  923                  $1,461
Weighted average common shares outstanding                              5,952                   5,849

Net income per share, basic                                            $ 0.16                  $ 0.25
                                                                   ==========              ==========

Diluted:
--------
Net income for calculating diluted earnings per share                  $  923                  $1,461

Weighted average common shares outstanding                              5,952                   5,849
Common stock equivalents                                                  208                     531
                                                                   ----------              ----------
Total weighted average shares                                           6,160                   6,380

Net income per share, diluted                                          $ 0.15                  $ 0.23
                                                                   ==========              ==========

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

Geographic Segment Data

Net sales to external customers are based on the location of the customer. Geographic information as of March 31, 2000 and 1999 is presented as follows:

                                                  March 31,     March 31,
                                                    2000          1999
                                                  -----------------------
                     Net Sales:
                     United States                  $17,193       $15,076
                     Canada                           1,486         1,150
                                                  -----------------------
                                                    $18,679       $16,226
                                                  =======================

                     Net Income:
                     United States                  $   797       $ 1,360
                     Canada                             126           101
                                                  -----------------------
                                                    $   923       $ 1,461
                                                  =======================

                      Total Assets:
                      United States                 $53,339       $49,236
                      Canada                          3,636         3,529
                                                  -----------------------
                                                    $56,975       $52,765
                                                  =======================

6.   RESTRUCTURING AND NON RECURRING CHARGES


In June 1999, the Company recorded a pre-tax restructuring charge of approximately $2.2 million. Nearly $1.7 million was recorded as a result of the outsourcing of the Company's equipment manufacturing operations to Ademco, an international manufacturer of electronic equipment and a division of Honeywell International, Inc. This charge included approximately $1.3 million of costs related to the reduction in the Company's manufacturing workforce, and nearly $379,000 of costs associated with the write down of certain manufacturing fixed assets. During the second quarter of 1999, certain events occurred which resulted in changes to the Company's original estimates for the cost of its corporate headquarters' relocation. As a result, the restructuring charge includes approximately $520,000 of costs not reflected in the Company's December 1997 restructuring charge associated with closing the Company's operations located in Cambridge, Massachusetts.

On September 2, 1999, the Company and Protection One mutually agreed to terminate their proposed merger agreement. In September 1999, the Company recorded a pre-tax charge of $423,000 for unreimbursed costs incurred in connection with the proposed merger. These costs included such items as investment banker, legal and independent accountant fees.

At March 31, 2000, accrued restructuring and non-recurring charges of nearly $573,000 represented approximately $439,000 of total remaining severance costs and $134,000 of unpaid, unreimbursed costs which are associated with the termination of the merger agreement with Protection One.

The following is a roll-forward of accrued restructuring and non-recurring charges for the three months ended March 31, 2000:

                            December 31,      Amounts     March  31,
                                1999          Utilized      2000
                         -----------------------------------------------
Reduction of workforce
 and other cash flows               $522         ($83)              $439

Unreimbursed merger costs            134            -                134
                         -----------------------------------------------
Total                               $656         ($83)              $573
                         ===============================================

7.   LONG TERM DEBT

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.25 to 1.0 through the quarter ending March 31, 2000 and 1.0 to
1.0 thereafter. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The Company was not in compliance with certain financial covenants during the first quarter of 2000. The Company obtained a waiver from its bank for these covenants for the quarter ended March 31, 2000. The line of credit matures on June 30, 2002, and as of March 31, 2000 the Company had $2.9 million outstanding under this line.

8.   INTANGIBLES

During the first three months of 2000, the Company paid approximately $0.8 million to local community hospitals for conversion to services provided by the Company. Intangible assets related to these service agreements consist of the cost of purchasing the rights to service and/or manage the personal response systems program previously operated by the local community hospitals. These agreements allow the Company to monitor and provide other related services to existing and future subscribers over the term of the agreements. The Company amortizes the acquisitions costs over the life of the agreements, which is typically five years.

9.   RECENT ACCOUNTING PRONOUCEMENTS

In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the period ended June 30, 2000. The Company is in the process of assessing the impact of this SAB and does not anticipate this having a material effect on the consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the adoption of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

10.  SUBSEQUENT EVENT

In April 2000, the Company loaned an additional $250,000 to its Chief Executive Officer, pursuant to a collateralized promissory note. The note, which bears interest at a rate of 6.94%, payable annually in arrears, is due April 5, 2005 and is collateralized by a pledge of 25,641 shares of common stock of the Company.

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 2000 increased nearly 15% to $18.7 million as compared to total revenues of $16.2 million for the quarter ended March 31, 1999.

Service revenues, at $13.1 million for the first quarter of 2000, represented over 70% of the Company's first quarter total revenues. This increase, up from $11.0 million or 68% of total revenues in the first quarter of 1999, is a result of the Company's strategy of packaging products and services into a single service offering, which results in higher per-subscriber service revenue. The Company continues to increase its monitored subscriber base and was monitoring approximately 285,000 subscribers as of March 31, 2000, 18% more than the 241,000 subscribers monitored at the end of the first quarter of 1999. The Company's ability to sustain the current level of service revenue growth depends on its ability to expand the market for its personal response services, convert community hospital programs to services provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in meeting this challenge.

Net product revenues for the first quarter of 2000 increased 8% to $5.2 million from $4.8 million for the same period in 1999. This increase in product revenues was mainly a result of an improvement in the Company's service performance, after a challenging second half of 1999, where the Company experienced lower equipment sales. Although the Company expected declining product sales in 1999, it believes that challenges with its service during 1999 lead to even lower than anticipated product sales. The Company continues to make significant improvements in service recovery in connection with the challenges it faced with the 1999 implementation of the CareSystem monitoring platform. However, it still expects declining product sales in future periods as it continues packaging products and services into a single service offering.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, decreased 12% in the first quarter of 2000 to $361,000, from $408,000 for the first quarter of 1999. While the Company's leasing portfolio continues to grow for its internally managed and funded leasing program, it is experiencing slower growth as a result of the Company's focus on its service business segment. The Company expects finance income to decline in future periods as it is directly related to its product business.

Total recurring revenues, consisting of service revenues and finance and rental income, rose to $13.5 million for the three months ended March 31, 2000 and represented 72% of total revenue as compared to $11.4 million and 70% of total revenue for the three months ended March 31, 1999. This percentage of total revenue increase reflects the continued expansion of the Company's service business segment with its focus on increasing the Company's recurring revenue base.

Cost of services, as a percentage of service revenues, was 67% for the first quarter of 2000, significantly higher than the first quarter of 1999 at 56%. Cost of services remains high due to a variety of reasons. The Company continues to maintain higher than normal staffing in its response center as it continues to reduce the CareSystem call center platform to practice. The Company also incurred a labor rate increase during the first quarter of 2000 for its call center employees in order to remain competitive in the tight labor market. The first full year of depreciation of its CareSystem call center platform is also impacting cost of services for the quarter ended March 31, 2000. Additionally, the amortization of intangible acquisition costs, which began in 1999, is significantly higher in the first quarter of 2000 than the same period in 1999 as it includes amortization for all purchases during 1999 and the first quarter of 2000.

Cost of sales was 30% of net product sales for the three months ended March 31, 2000 as compared to 27% for the three months ended March 31, 1999. Cost of sales for the quarter ended March 31, 2000 was higher than the same period a year ago as there were efficiencies created in the first quarter of 1999 by higher than expected production in anticipation of the Company outsourcing its manufacturing function to Ademco. The Company believes that the decision to outsource to Ademco will result in technological innovation and future cost savings opportunities.

Selling, general and administrative expenses ("SG&A") improved as a percentage of total revenues to 35% for the first quarter of 2000 as compared to 40% for the first quarter of 1999. Actual first quarter SG&A expenditures totaled $6.5 million for both the first quarters of 2000 and 1999. Some of the reasons for the improvement in these expenses, as a percentage of revenue, were related to the Company not incurring moving and start-up related expenses in the first quarter of 2000 as it had in the first quarter of 1999 in connection with its relocation to new corporate headquarters. Also, sales and marketing initiatives had been delayed during the start of 2000 as the implementation issues surrounding the CareSystem platform were stabilized in the first quarter of 2000. The Company expects an increase in SG&A expenses during 2000 as it introduces new sales, marketing and business initiatives.

Research and development expenses were 2% of total revenues for the quarter ended March 31, 2000 as compared to 3% of total revenues for the quarter ended March 31, 1999. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at approximately a consistent percentage of total revenues for the remainder of 2000.

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

The Company's effective tax rate was 41.0% for the three months ended March 31, 2000 compared to 40.0% for the three months ended March 31, 1999.

In April 2000, the Company loaned an additional $250,000 to its Chief Executive Officer, pursuant to a collateralized promissory note. The note, which bears interest at a rate of 6.94%, payable annually in arrears, is due April 5, 2005 and is collateralized by a pledge of 25,641 shares of common stock of the Company.

In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the period ended June 30, 2000. The Company is in the process of assessing the impact of this SAB and does not anticipate this having a material effect on the consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"),"Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the adoption of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2000, the Company's portfolio of cash and cash equivalents increased $1.6 million to $3.0 million at March 31, 2000 from $1.4 million at December 31, 1999. The increase was mainly attributable to profitable operations of $3.1 million coupled with borrowings of $1.0 million under the Company's line of credit and enhanced collection efforts in the first quarter of 2000 on its accounts receivable portfolio outstanding at December 31, 1999. Payments of approximately $1.1 for accounts payable obligations at December 31, 1999 and $0.9 million in management and sales bonuses offset these increases. The Company also paid nearly $0.8 million to local community hospitals for conversions to services provided by the Company. This represented the cost of purchasing the rights to service and/or manage the personal response systems program previously operated by the local community hospitals. The Company also incurred expenditures of $0.4 million for Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs.

The Company is party to Master Lease Agreements for up to $2.7 million for furniture, computers, security systems and other related equipment purchased in connection with the Company's move to its new corporate facility and for other purchases. For financial reporting purposes, these leases are recorded as capital leases and accordingly the associated assets are being depreciated over their estimated useful life. As of March 31, 2000 the Company had made purchases for the full value under these agreements. The Company is currently negotiating to obtain a new Master Lease Agreement.

The Company is party to a fifteen-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters. Annual base rental payments under the lease approximate $814,000. At the Company's option the lease contains two five-year renewal options.

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement has two components, the first of which is a working capital line of credit, the other, the ability to convert up to five million dollars into a five year fixed loan. The working line of credit's interest rate is based on the London Interbank Offered Rate (LIBOR), while the fixed loan is at the bank's prime interest rate. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.25 to 1.0 through the quarter ending March 31, 2000 and 1.0 to 1.0 thereafter. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The Company was not in compliance with certain financial covenants during the first quarter of 2000. The Company obtained a waiver from its bank for these covenants for the quarter ended March 31, 2000. This line of credit matures on June 30, 2002, and as of March 31, 2000 the Company had $2.9 million outstanding under this line.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and its $10.0 million line of credit. The Company expects these sources will be sufficient to finance the cash needs of the Company through the next twelve months. This includes the continued investment in its new response center platform, expenditures needed for its corporate headquarters,the requirements of its internally funded lease financing program, any potential acquisitions and other investments in support of its current business.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

The Company completed the transition of its United States subscribers to its new CareSystem call center platform during 1999 and experienced certain software design deficiencies which have been resolved in connection with the transition. The Company may continue to experience problems associated with this new information technology. There can be no assurance that the Company will realize the intended benefits from the new system.

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

As of March 31, 2000 the Company has not experienced any disruptions related to year 2000 issues.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended March 31, 2000.

     (b) Exhibits - The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page 18 hereof.

                            LIFELINE SYSTEMS, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 15, 2000                                 LIFELINE SYSTEMS, INC.
--------------------                         ----------------------------------
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

Exhibit No.   Exhibit                                  SEC Document Reference
-----------   -------                                  ----------------------

10.68         Agreement for Purchase and Sale of
              Common Stock between Ronald Feinstein
              and the Registrant, dated August 23, 1999

10.69         Secured Promissory Note between Ronald
              Feinstein and the Registrant, dated April 5, 2000

10.70         Security and Pledge Agreement between Ronald
              Feinstein and the Registrant, dated April 5, 2000