Form 10-K/A
period 1999-12-31
LIFELINE SYSTEMS INC
filed 2000-06-28
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              FORM  10-K/A-No. 1


[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ....... to ..........


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


     The sole purpose of this Form 10-K/A is to file Annual Reports on Form 11-K for The Lifeline Employees' Savings and Investment Plan.

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


LIFELINE SYSTEMS, INC. (REGISTRANT)

     /s/ Dennis M. Hurley


BY   Dennis M. Hurley
     Senior Vice President, Finance
     Chief Financial Officer

DATE  June 28, 2000

                                 EXHIBIT INDEX


Exhibit No.   Exhibit

(99.1)        Annual Report for the Lifeline Employees' Savings and Investment
              Plan
(99.1a)       Consent of Independent Public Accountants