Form 10-Q
period 2000-06-30
LIFELINE SYSTEMS INC
filed 2000-08-14
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


  For the quarter ended June 30, 2000          Commission File Number 0-13617


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
                               (Title of Class)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.                       Yes [ X ]   No
                                                             -----      -----

Number of shares outstanding of this issuer's class of common stock as of July 31, 2000: 5,989,483

                            LIFELINE SYSTEMS, INC.
                                     INDEX



                                                                  PAGE

PART  I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Consolidated Balance Sheets - June 30, 2000
          and December 31, 1999                                     3

     Consolidated Statements of Income and Comprehensive Income -
          Three and six months ended June 30, 2000 and 1999         4

     Consolidated Statements of Cash Flows - Six
          months ended June 30, 2000 and 1999                       5

     Notes to Consolidated Financial Statements                    6-10

ITEM 2.

     Management's Discussion and Analysis of Results of
          Operations and Financial Condition                      10-16

ITEM 3.

     Quantitative and Qualitative Disclosures about Market Risk     16


PART II.  OTHER INFORMATION

ITEM 6.

     Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                          18

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                       June 30,             December 31,
                                                                         2000                  1999
                                                                         ----                  ----
                                                                      (Unaudited)

ASSETS
Current assets:
      Cash and cash equivalents                                           $ 3,142               $ 1,415
      Accounts receivable, net                                              8,537                 9,247
      Inventories                                                           1,258                 2,605
      Net investment in sales-type leases                                   2,689                 2,310
      Prepaid expenses and other current assets                             1,035                   832
      Prepaid income taxes                                                    704                 1,013
      Deferred income taxes                                                 1,525                 1,788
                                                                          -------               -------
           Total current assets                                            18,890                19,210

Property and equipment, net                                                25,440                26,852
Net investment in sales-type leases                                         5,544                 5,747
Goodwill and other intangible assets, net                                   8,002                 5,551
Other assets                                                                   26                    25
                                                                          -------               -------
           Total assets                                                   $57,902               $57,385
                                                                          =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                    $   646               $ 1,801
      Accrued expenses                                                      2,912                 2,224
      Accrued payroll and payroll taxes                                     1,093                 2,133
      Accrued income taxes                                                    401                   140
      Deferred revenues                                                       791                   846
      Current portion of capital lease obligation                             533                   478
      Current portion of long term debt                                       405                   405
      Product warranty and other current liabilities                          337                   458
      Accrued restructuring and other non-recurring charges                   492                   656
                                                                          -------               -------
           Total current liabilities                                        7,610                 9,141

Deferred income taxes                                                       5,005                 4,592
Deferred compensation                                                         348                   559
Other non-current liabilities                                                 215                     -
Long term portion of capital lease obligation                               1,606                 1,779
Long term debt, net of current portion                                      1,373                 1,575
                                                                          -------               -------
           Total liabilities                                               16,157                17,646

Commitments and contingencies
Stockholders' equity:
      Common stock, $.02 par value, 20,000,000 shares authorized,
           6,604,872 shares issued at June 30, 2000 and 6,563,657
            shares issued at December 31, 1999                                132                   131
      Additional paid-in capital                                           19,004                18,626
      Retained earnings                                                    27,882                25,941
      Less: Treasury stock at cost, 621,089 shares at June 30, 2000
              and December 31, 1999                                        (4,556)               (4,556)
              Notes receivable - officers                                    (650)                 (400)
              Accumulated other comprehensive loss/cumulative
                translation adjustment                                        (67)                   (3)
                                                                          -------               -------
           Total stockholders' equity                                      41,745                39,739
                                                                          -------               -------
           Total liabilities and stockholders' equity                     $57,902               $57,385
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

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                   (In thousands except for per share data)
                                  (Unaudited)

                                                       Three months ended                      Six months ended
                                                            June 30,                               June 30,
                                                   --------------------------              -----------------------
                                                     2000               1999                 2000            1999
                                                     ----               ----                 ----            ----
Revenues
      Services                                      $  13,689       $  11,481             $  26,786      $   22,477
      Net product sales                                 5,813           5,705                11,034          10,527
      Finance and rental income                           352             389                   713             797
                                                    -----------     -----------           ----------     ------------
           Total revenues                              19,854          17,575                38,533          33,801
                                                    -----------     -----------           ----------     ------------

Costs and expenses
      Cost of services                                  8,947           6,819                17,699          13,210
      Cost of sales                                     1,578           1,487                 3,169           2,787
      Selling, general, and administrative              7,196           6,223                13,657          12,512
      Research and development                            446             380                   780             785
      Restructuring charge and
          other non-recurring charges                     (15)          2,200                   (15)          2,200
                                                    ------------    -----------           -----------    ------------
           Total costs and expenses                    18,152          17,109                35,290          31,494
                                                    ------------    -----------           -----------    ------------
Income from operations                                  1,702             466                 3,243           2,307
                                                    ------------    -----------           -----------    ------------

Other income (expense)
      Interest income                                     117              59                   224             157
      Interest expense                                    (94)            (31)                 (178)            (39)
      Other income                                          -               -                     -             503
                                                    ------------    ------------          -----------    ------------
           Total other income, net                         23              28                    46             621
                                                    ------------    ------------          -----------    ------------

Income before income taxes                              1,725             494                 3,289           2,928
Provision for income taxes                                707             159                 1,348           1,132
                                                    ------------    ------------          -----------    ------------
Net income                                              1,018             335                 1,941           1,796

Other comprehensive income, net of tax
      Foreign currency translation adjustments            (30)             62                   (38)             93
                                                    ------------    ------------          -----------    ------------
Comprehensive income                                $     988       $     397             $   1,903      $    1,889
                                                    ============    ============          ===========    ============

Net income per weighted average share:
      Basic                                         $    0.17       $    0.06             $    0.33      $     0.31
                                                    ============    ============          ===========    ============
      Diluted                                       $    0.16       $    0.05             $    0.31      $     0.28
                                                    ============    ============          ===========    ============
Weighted average shares:
      Basic                                             5,977           5,862                 5,967           5,856
                                                    ============    ============          ===========    ============
      Diluted                                           6,196           6,295                 6,180           6,339
                                                    ============    ============          ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                   Six months ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                              2000                  1999
                                                                           -----------           ----------
Cash flows from operating activities:
      Net income                                                           $    1,941            $   1,796
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Write off of fixed assets                                              314                  379
           Depreciation and amortization                                        3,614                2,553
           Deferred income taxes                                                  676                 (259)
           Deferred compensation                                                 (211)                  (8)
      Changes in operating assets and liabilities:
           Accounts receivable                                                    694                 (243)
           Inventories                                                          1,347               (1,176)
           Net investment in sales-type leases                                   (176)                (550)
           Prepaid expenses, other current assets and other assets                105                 (543)
           Accrued payroll and payroll taxes                                   (1,032)              (1,341)
           Accounts payable, accrued expenses and other liabilities              (700)              (1,498)
           Income taxes payable                                                   264                 (142)
           Accrued restructuring charge                                          (164)               1,452
                                                                           -----------           ----------
               Net cash provided by operating activities                        6,672                  420
                                                                           -----------           ----------

Cash flows from investing activities:
      Purchases of investments                                                      -               (2,640)
      Sales and maturities of investments                                           -                7,356
      Additions to property and equipment                                      (1,544)              (5,757)
      Business purchases and other                                             (3,044)                  -
                                                                           -----------           ----------
               Net cash used in investing activities                           (4,588)              (1,041)
                                                                           -----------           ----------

Cash flows from financing activities:
      Principal payments under long term obligations                           (1,474)                 (81)
      Proceeds from issuance of debt                                            1,025                    -
      Issuance of note to officer                                                (250)                   -
      Proceeds from issuance of common stock                                      379                  299
                                                                           -----------           ----------
               Net cash provided by (used in) financing activities               (320)                 218
                                                                           -----------           ----------

Effect of foreign exchange on cash                                                (37)                  92
                                                                            ----------           ----------
Net increase (decrease) in cash and cash equivalents                            1,727                 (311)
Cash and cash equivalents at beginning of period                                1,415                2,702
                                                                            ----------           ----------
Cash and cash equivalents at end of period                                  $   3,142            $   2,391
                                                                            ==========           ==========
Non-cash activity:
      Capital leases                                                        $     129
      Acquisition related obligation                                              285

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of June 30, 2000, the consolidated results of its operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

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

   The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

2. Details of certain balance sheet captions are as follows (in thousands):

                                        June 30,          December 31,
                                          2000               1999
                                        --------          ------------
Property and equipment:
   Equipment                            $21,926            $21,442
   Furniture and fixtures                   613                597
   Equipment leased to others            13,960             12,935
   Equipment under capital leases         3,299              3,170
   Leasehold improvements                 4,927              4,885
   Capital in progress                      394                786
                                        --------          ------------
                                         45,119             43,815
   Less: accumulated depreciation
     and amortization                   (19,679)           (16,963)
                                        --------          ------------
                                        $25,440            $26,852
                                        ========          ============


3.  The calculation of per share earnings is as follows:

(In thousands except per share figures)

                                                        Three months ended          Six months ended
                                                             June 30,                   June 30,
                                                   ---------------------------  ------------------------
                                                     2000              1999       2000           1999
                                                     ----              ----       ----           ----
Basic:
-----
Net income                                         $ 1,018            $  335     $ 1,941        $ 1,796
Weighted average common shares outstanding           5,977             5,862       5,967          5,856

Net income per share, basic                        $  0.17            $ 0.06     $  0.33        $  0.31
                                                   =======            ======     =======        =======
Diluted:
-------
Net income for calculating diluted
  earnings per share                               $ 1,018            $  335     $ 1,941        $ 1,796

Weighted average common shares outstanding           5,977             5,862       5,967          5,856
Common stock equivalents                               219               433         213            483
                                                   -------            ------     -------        -------
Total weighted average shares                        6,196             6,295       6,180          6,339

Net income per share, diluted                      $  0.16            $ 0.05     $  0.31        $  0.28
                                                   =======            ======     =======        =======

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

GEOGRAPHIC SEGMENT DATA

Net revenues to external customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended June 30, 2000 and 1999 and the financial position as of June 30, 2000 and December 31, 1999 is presented as follows:

                                                   Three months ended                Six months ended
Dollars in                                              June 30,                         June 30,
thousands                               ------------------------------------------------------------------
                                              2000                1999              2000              1999
                                              ----                ----              ----              ----
Net Sales:
United States                               $18,315              $16,208           $35,508          $31,284
Canada                                        1,539                1,367             3,025            2,517
                                        -------------------------------------------------------------------
                                            $19,854              $17,575           $38,533          $33,801
                                        ===================================================================

Net Income:
United States                               $   879              $   222           $ 1,676          $ 1,582
Canada                                          139                  113               265              214
                                        --------------------------------------------------------------------
                                            $ 1,018              $   335           $ 1,941          $ 1,796
                                        ====================================================================

                                             June 30,           December 31,
Total Assets:                                  2000                 1999
                                        --------------------------------------
United States                              $  53,799             $   53,970
Canada                                         4,103                  3,415
                                        --------------------------------------
                                           $  57,902             $   57,385
                                        ======================================

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

At June 30, 2000, accrued restructuring and non-recurring charges of approximately $492,000 represented nearly $358,000 of total remaining severance costs and $134,000 of unpaid, unreimbursed costs which are associated with the termination of the merger agreement with Protection One.

The following is a roll-forward of accrued restructuring and non-recurring charges for the three months ended June 30, 2000:

                          December 31,      Amounts         June 30,
                              1999         Utilized           2000
                       -----------------------------------------------

Reduction of workforce       $ 522          ($164)            $ 358
 and other cash flows

Unreimbursed merger            134              -               134
 costs
                       -----------------------------------------------

Total                        $ 656          ($164)            $ 492
                       ===============================================


7.  LONG TERM DEBT

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement has two components, the first of which is a working capital line of credit, the other, the ability to convert up to five million dollars into a five year fixed loan. The working capital line of credit's interest rate is based on the London Interbank Offered Rate (LIBOR), while the fixed loan is at the bank's prime interest rate. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. This line of credit matures on June 30, 2002, and as of June 30, 2000 the Company had $1.8 million outstanding under this line.

8.  INTANGIBLES

During the first half of 2000, the Company paid approximately $3.0 million to local community hospitals and distributors of its personal response products and services in connection with the purchase by the Company of the rights to service and/or manage the personal response systems program being operated by these entities. The majority of the purchase price related to these service agreements consists of intangible assets. These agreements allow the Company to monitor and provide other related services to existing and future subscribers over the term of the agreements. The Company amortizes the intangible assets over the life of the agreements, which is typically five years.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the period ended June 30, 2000. In June 2000 the SEC issued SAB 101B which further defers the effective date for calendar year companies to the fourth quarter 2000. The Company is in the process of assessing the impact of this SAB and does not anticipate this having a material effect on the consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"),"Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company continues to assess the impact that FIN 44 will have on its financial position or results of operations.


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

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 2000 increased nearly 13% to $19.9 million as compared to total revenues of $17.6 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, total revenues were $38.5 million, or 14% greater than total revenues of $33.8 million for the same period in 1999.

Service revenues grew 19% for the three and six months ended June 30, 2000 to $13.7 million and $26.8 million, respectively, from $11.5 million and $22.5 million, respectively, for the same periods in 1999. Service revenues represent nearly 70% of the Company's year to date total revenues as compared to 66% of total revenues for the first six months of 1999. The Company continues to experience growth in its service segment. However, it believes that this growth was impacted by the service issues it faced in the third and fourth quarters of 1999 arising from the reduction to practice of its CareSystem monitoring platform. The Company was monitoring over 292,000 subscribers as of June 30, 2000, 16% more than the 251,000 subscribers monitored at June 30, 1999. The Company's ability to sustain the current level of service revenue growth depends on its ability to complete the reduction to practice of the CareSystem platform without significant issues, expand the market for its personal response services, convert community hospital programs to service provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in meeting this challenge.

Net product revenues for the second quarter of 2000 were slightly better than the second quarter of 1999 at $5.8 million from $5.7 million. For the six months ended June 30, 2000, net product revenues were $11.0 million, an increase of nearly 5% from $10.5 million for the same period in 1999. This increase in product revenues was mainly a result of an improvement in the Company's service performance, after a challenging second half of 1999, where the Company experienced lower equipment sales. Although the Company expected declining product sales in 1999, it believes that challenges with its service during 1999 led to even lower than anticipated product sales and customers were reluctant to purchase equipment until the CareSystem platform implementation was completed. The Company continues to make significant improvements in service recovery in connection with the challenges it faced with the 1999 implementation of the CareSystem monitoring platform. However, it still expects declining product sales in future periods as it continues packaging products and services into a single service offering.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, decreased nearly 10% in the second quarter of 2000 to $352,000, from $389,000 for the second quarter of 1999. For the six months ended June 30, 2000, finance and rental income declined approximately 11% to $713,000 from $797,000 for the same period in 1999. While the Company's leasing portfolio continues to grow for its internally managed and funded leasing program, it is experiencing slower growth as a result of the Company's focus on its service business segment. The Company expects finance income to decline in future periods as it is directly related to its product business.

Total recurring revenues, consisting of service revenues and finance and rental income, increased 18% for the three and six months ended June 30, 2000, to $14.0 million and $27.5 million, respectively, as compared to $11.9 million and $23.3 million, respectively, for the same periods in

1999. These increases reflect the continued expansion of the Company's service business segment with its focus on increasing the Company's recurring revenue base.

Cost of services, as a percentage of service revenues, was 65% and 66% for the three and six months ended June 30, 2000 as compared to 59% for the same periods in 1999. Cost of services remains high due to a variety of reasons. The Company continues to maintain higher than normal staffing in its response center as it continues to reduce the CareSystem call center platform to practice. The Company also incurred a labor rate increase during the first half of 2000 for its employees in its Customer Care organization in order to remain competitive in the tight labor market. The first full year of depreciation of its CareSystem call center platform is also impacting cost of services for the quarter and six months ended June 30, 2000. The Company incurred six months of customer service costs associated with TelCare Systems, Inc. which was purchased by the Company in August 1999. Additionally, the amortization of intangible acquisition costs, which began in 1999, is significantly higher for the first six months of 2000 than the same period in 1999 as it includes amortization for all purchases during 1999 and the first half of 2000.

Cost of sales was 27% and 29% of net product sales for the three and six months ended June 30, 2000, respectively, as compared to 26% for the three and six months ended June 30, 1999. Cost of sales for the quarter and six months ended June 30, 2000 was higher than the same periods a year ago as there were efficiencies created in the first half of 1999 by higher than expected production in anticipation of the Company outsourcing its manufacturing function to Ademco. The Company believes that the decision to outsource to Ademco will result in technological innovation and future cost savings opportunities.

Selling, general and administrative ("SG&A") expenses, as a percentage of total revenues, were 36% for the second quarter of 2000 as compared to 35% during the second quarter of 1999. For the six months ended June 30, 2000 SG&A expenses were 35% of total revenues as compared to 37% for the six months ended June 30, 1999. Actual second quarter SG&A expenses were $7.2 million, an increase of nearly $1.0 million as compared to the same period in 1999. For the six months ended June 30, 2000, SG&A expenses increased $1.2 million to $13.7 million from $12.5 for the six months ended June 30, 1999. The SG&A increase was due primarily to expenditures for a total company quality initiative which was introduced in 2000, and to increased costs associated with recruiting and consulting in a very competitive employment market for information technology professionals. The Company expects to experience an increase in SG&A expenses as it introduces new sales, marketing and business initiatives that had been delayed during the first six months of 2000 as the implementation issues surrounding the CareSystem platform were stabilized during the first half of 2000.

Research and development expenses remained consistent at 2% of total revenues for the three and six months ended June 30, 2000 and 1999. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at a consistent percentage of total revenues for the remainder of 2000.

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

The Company's effective tax rate was 41% for the six months ended June 30, 2000 compared to 38.7% for the six months ended June 30, 1999. The Company's effective tax rate increased, as it no longer has tax exempt investments at June 30, 2000 as it had at June 30, 1999. Because of this, the Company is no longer utilizing a subsidiary with a favorable tax status. Also since the Company has outsourced its manufacturing operations to Ademco, it no longer has certain tax benefits associated with manufacturing.

In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the period ended June 30, 2000. In June 2000 the SEC issued SAB 101B which further defers the effective date for calendar year companies to the fourth quarter 2000. The Company is in the process of assessing the impact of this SAB and does not anticipate this having a material effect on the consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"),"Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company continues to assess the impact that FIN 44 will have on its financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, the Company's portfolio of cash and cash equivalents increased by more than $1.7 million to $3.1 million at June 30, 2000 from $1.4 million at December 31, 1999. The increase was mainly attributable to profitable operations of $6.3 million. The Company also borrowed $1.0 million under its line of credit. During the first six months of 1999, the Company generated a higher than normal increase in inventory in anticipation of the outsourcing of its manufacturing function. As a result, the Company spent approximately $1.2 million, net of sales of inventory, for additional raw material purchases at that time. The oversupply of inventory at the end of 1999 resulted in lower expenditures needed for inventory purchases in the first half of 2000. Payments of approximately $1.5 million for its outstanding debt obligations and $3.0 million to local community hospitals and distributors of its personal response products and services in connection with new service agreements offset these increases. The Company also incurred expenditures of $1.1 million for Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs.

In April 2000, the Company loaned $250,000 to its Chief Executive Officer, pursuant to a collateralized promissory note. The note, which bears interest at a rate of 6.94%, payable annually in arrears, is due April 5, 2005 and is collateralized by a pledge of 25,641 shares of common stock of the Company.

The Company is party to Master Lease Agreements for up to $2.7 million for furniture, computers, security systems and other related equipment purchased in connection with the Company's move to its new corporate facility and for other purchases. For financial reporting purposes, these leases are recorded as capital leases and accordingly the associated assets are being depreciated over their estimated useful life. As of June 30, 2000 the Company had made purchases for the full value under these agreements. The Company is currently negotiating to obtain a new Master Lease Agreement.

The Company is party to a fifteen-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters. Annual base rental payments under the lease approximate $814,000. At the Company's option the lease contains two five-year renewal options.

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement has two components, the first of which is a working capital line of credit, the other, the ability to convert up to five million dollars into a five year fixed loan. The working capital line of credit's interest rate is based on the London Interbank Offered Rate (LIBOR), while the fixed loan is at the bank's prime interest rate. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. This line of credit matures on June 30, 2002, and as of June 30, 2000 the Company had $1.8 million outstanding under this line.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and cash equivalents and amounts available under its $10.0 million line of credit. The Company expects these sources will be sufficient to finance the cash needs of the Company through the next twelve months. This includes the continued investment in its new response center platform, expenditures needed for its corporate headquarters, the requirements of its internally funded lease financing program, any potential acquisitions and other investments in support of its current business.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

The Company completed the transition of its United States subscribers to its new CareSystem call center platform during 1999 and experienced certain software design deficiencies in connection with the transition, which it has worked to resolve. The Company may continue to experience problems associated with this new information technology. There can be no assurance that the Company will realize the intended benefits from the new system.

During the third quarter of 1999, the Company completed the outsourcing of the manufacturing of its personal response equipment to the Ademco Group, a division of Honeywell International, Inc. This decision represents a change in the Company's manufacturing strategy, as it no longer supports a manufacturing site at its corporate location. There can be no assurance that the Company will realize the intended cost savings it anticipates, or that it will not experience delays in obtaining products from Ademco as a result of process difficulties, component shortages or for other reasons. Any such delay could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

While the Company has generally experienced an increase in equipment revenue during the first six months of 2000 over the same period of the prior year, equipment revenue had been declining as a result of the Company's strategy of combining service and hardware offerings to support the transition to a service oriented business. As the Company continues growing its service business segment to increase its recurring revenue, there can be no assurance that service revenue will increase at a rate sufficient to offset the expected decrease in higher margin equipment revenue both on a quarterly and annual basis.

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

The Company believes that its future success will depend in large part upon its ability to attract and retain key personnel, especially in its information technology department. Although the Company believes it is making progress in retaining and recruiting well-trained, highly capable people despite a very competitive employment market, there can be no assurance that the Company will continue to be successful in attracting and retaining such personnel.

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

As of June 30, 2000 the Company has not experienced any disruptions related to year 2000 issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended June 30, 2000.

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



August 11, 2000          LIFELINE SYSTEMS, INC.
---------------          ----------------------
Date                     Registrant



                         /s/ Ronald Feinstein
                         --------------------
                         Ronald Feinstein
                         Chief Executive Officer



                         /s/ Dennis M. Hurley
                         --------------------
                         Dennis M. Hurley
                         Senior Vice President of Finance and
                         Administration, Principal Financial
                         and Accounting Officer

                                 EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.


EXHIBIT NO.   EXHIBIT                          SEC DOCUMENT REFERENCE
-----------   -------                          ----------------------
10.71         Amended Employment Agreement
               Agreement between Len Wechsler and
               Lifeline Systems, Canada, dated July 2000

10.72         Registrant's 2000 Stock Incentive Plan

10.73         Registrant's 2000 Employee Stock Option
               Plan