Form 10-Q
period 2000-09-30
LIFELINE SYSTEMS INC
filed 2000-11-08
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000        Commission File Number 0-13617

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.      Yes  X    No______
                                           ----

Number of shares outstanding of this issuer's class of common stock as of October 31, 2000: 5,997,282

                            LIFELINE SYSTEMS, INC.
                                     INDEX


                                                                         PAGE

PART  I.  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets - September 30, 2000
          and December 31, 1999                                           3

     Consolidated Statements of Income and Comprehensive Income -
          Three and nine months ended September 30, 2000 and 1999         4

     Consolidated Statements of Cash Flows - Nine
          months ended September 30, 2000 and 1999                        5

     Notes to Consolidated Financial Statements                        6-11

  ITEM 2.

     Management's Discussion and Analysis of Results of
          Operations and Financial Condition                          11-18

  ITEM 3.

     Quantitative and Qualitative Disclosures about Market Risk          18

PART II.  OTHER INFORMATION

  ITEM 4.

     Submission of Matters to a Vote of Security Holders                 19

  ITEM 6.

     Exhibits and Reports on Form 8-K                                    19

SIGNATURES                                                               20

                             LIFELINE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                            September 30,     December 31,
                                                                                               2000              1999
                                                                                               ----              ----
ASSETS                                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                                                                $    3,014        $    1,415
     Accounts receivable, net                                                                      8,802             9,247
     Inventories                                                                                   1,225             2,605
     Net investment in sales-type leases                                                           2,882             2,310
     Prepaid expenses and other current assets                                                     1,228               832
     Prepaid income taxes                                                                            704             1,013
     Deferred income taxes                                                                         2,575             1,788
                                                                                           -------------     -------------
         Total current assets                                                                     20,430            19,210

Property and equipment, net                                                                       25,595            26,852
Net investment in sales-type leases                                                                5,428             5,747
Goodwill and other intangible assets, net                                                         10,189             5,551
Other assets                                                                                         163                25
                                                                                           -------------     -------------
         Total assets                                                                         $   61,805        $   57,385
                                                                                           =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                         $    1,326        $    1,801
     Accrued expenses                                                                              2,385             2,224
     Accrued payroll and payroll taxes                                                             1,607             2,133
     Accrued income taxes                                                                            438               140
     Deferred revenues                                                                               651               846
     Current portion of capital lease obligation                                                     531               478
     Current portion of long term debt                                                               723               405
     Product warranty and other current liabilities                                                  938               458
     Accrued restructuring and other non-recurring charges                                         1,893               656
                                                                                           -------------     -------------
         Total current liabilities                                                                10,492             9,141

Deferred income taxes                                                                              5,097             4,592
Deferred compensation                                                                                315               559
Other non-current liabilities                                                                        311                 -
Long term portion of capital lease obligation                                                      1,518             1,779
Long term debt, net of current portion                                                             1,271             1,575
Accrued restructuring and other non-recurring charges, long term                                   1,237                 -
                                                                                           -------------     -------------
         Total liabilities                                                                        20,241            17,646
Commitments and contingencies
Stockholders' equity:
     Common stock, $.02 par value, 20,000,000 shares authorized, 6,618,371 shares issued at September 30, 2000 and 6,563,657 shares
         issued at December 31, 1999                                                                 132               131
     Additional paid-in capital                                                                   19,115            18,626
     Retained earnings                                                                            27,649            25,941
     Less: Treasury stock at cost, 621,089 shares at September 30, 2000
            and December 31, 1999                                                                 (4,556)           (4,556)
            Notes receivable - officers                                                             (650)             (400)
            Accumulated other comprehensive loss/cumulative translation adjustment                  (126)               (3)
                                                                                           -------------     -------------
         Total stockholders' equity                                                               41,564            39,739
                                                                                           -------------     -------------
         Total liabilities and stockholders' equity                                           $   61,805        $   57,385
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

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                   (In thousands except for per share data)
                                  (Unaudited)

                                                                 Three months ended                   Nine months ended
                                                                   September 30,                        September 30,
                                                          --------------------------------    ----------------------------------
                                                              2000              1999               2000               1999
                                                              ----              ----               ----               ----
Revenues
      Services                                            $  14,388         $  12,006         $   41,174         $   34,483
      Net product sales                                       6,240             5,760             17,274             16,287
      Finance and rental income                                 389               362              1,102              1,159
                                                          ---------         ---------         ----------         ----------

          Total revenues                                     21,017            18,128             59,550             51,929
                                                          ---------         ---------         ----------         ----------

Costs and expenses
      Cost of services                                        9,413             7,964             27,112             21,174
      Cost of sales                                           1,807             1,802              4,976              4,589
      Selling, general, and administrative                    7,206             7,198             20,863             19,710
      Research and development                                  394               346              1,174              1,131
      Restructuring charge and
          other non-recurring charges                         2,700               423              2,685              2,623
                                                          ---------         ---------         ----------         ----------

          Total costs and expenses                           21,520            17,733             56,810             49,227
                                                          ---------         ---------         ----------         ----------

Income (loss) from operations                                  (503)              395              2,740              2,702
                                                          ---------         ---------         ----------         ----------

Other income (expense)
      Interest income                                           186                28                410                191
      Interest expense                                          (77)              (41)              (255)               (79)
      Other income                                                -               356                  -                852
                                                          ---------         ---------         ----------         ----------

          Total other income, net                               109               343                155                964
                                                          ---------         ---------         ----------         ----------

Income (loss) before income taxes                              (394)              738              2,895              3,666
Provision (benefit) for income taxes                           (162)              306              1,187              1,438
                                                          ---------         ---------         ----------         ----------

Net income (loss)                                              (232)              432              1,708              2,228

Other comprehensive income (loss), net of tax
      Foreign currency translation adjustments                  (35)              (30)               (73)                61
                                                          ---------         ---------         ----------         ----------

Comprehensive income (loss)                               $    (267)        $     402         $    1,635         $    2,289
                                                          =========         =========         ==========         ==========


Net income (loss) per weighted average share:
      Basic                                               $   (0.04)        $    0.07         $     0.29         $     0.38
                                                          =========         =========         ==========         ==========
      Diluted                                             $   (0.04)        $    0.07         $     0.28         $     0.35
                                                          =========         =========         ==========         ==========

Weighted average shares:
      Basic                                                   5,995             5,913              5,976              5,875
                                                          =========         =========         ==========         ==========
      Diluted                                                 5,995             6,277              6,210              6,324
                                                          =========         =========         ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                     --------------------------------
                                                                                         2000              1999
                                                                                         ----              ----
Cash flows from operating activities:

      Net income                                                                     $   1,708         $    2,228
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Non-cash portion of non-recurring charge                                       2,700                  -
          Write off of fixed assets                                                        314                855
          Depreciation and amortization                                                  5,554              4,148
          Treasury stock issued for employee compensation                                    -                 14
          Deferred income taxes                                                           (282)               791
          Deferred compensation                                                            (29)                 -
      Changes in operating assets and liabilities:

          Accounts receivable                                                              418               (773)
          Inventories                                                                    1,380               (797)
          Net investment in sales-type leases                                             (253)              (284)
          Prepaid expenses and other assets                                               (225)             1,007
          Accrued payroll and payroll taxes                                               (511)            (1,300)
          Accounts payable, accrued expenses and other liabilities                         304               (997)
          Income taxes payable                                                             303             (1,216)
          Accrued restructuring charge                                                    (226)               598
                                                                                     ---------         ----------
              Net cash provided by operating activities                                 11,155              4,274
                                                                                     ---------         ----------

Cash flows from investing activities:
      Purchases of investments                                                               -             (3,145)
      Sales and maturities of investments                                                    -              9,841
      Additions to property and equipment                                               (3,017)            (7,859)
      Business purchases and other                                                      (6,118)            (3,660)
                                                                                     ---------         ----------

              Net cash used in investing activities                                     (9,135)            (4,823)
                                                                                     ---------         ----------

Cash flows from financing activities:

      Principal payments under long term obligations                                    (2,803)              (193)
      Proceeds from issuance of debt                                                     2,444                900
      Issuance of note to officer                                                         (250)                 -
      Purchase of treasury stock                                                             -               (535)
      Proceeds from issuance of common stock                                               275                323
                                                                                     ---------         ----------
              Net cash (used in) provided by financing activities                         (334)               495
                                                                                     ---------         ----------
Effect of foreign exchange on cash                                                         (87)                43
                                                                                     ---------         ----------
Net increase (decrease) in cash and cash equivalents                                     1,599                (11)
Cash and cash equivalents at beginning of period                                         1,415              2,702
                                                                                     ---------         ----------

Cash and cash equivalents at end of period                                           $   3,014         $    2,691
                                                                                     =========         ==========
Non-cash activity:
      Capital leases                                                                 $     165         $       -
      Acquisition related obligation                                                       660                 -
      Issuance of note receivable for exercise of stock option                               -               300
      Deferred compensation                                                                215               983

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of September 30, 2000, the consolidated results of its operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

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

   The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

2. Details of property and equipment are as follows (in thousands):

                                                                  September 30,               December 31,
                                                                      2000                        1999
                                                                 -------------               --------------
Property and equipment:
   Equipment                                                       $  22,230                  $    21,442
   Furniture and fixtures                                                702                          597
   Equipment leased to others                                         14,792                       12,935
   Equipment under capital leases                                      3,335                        3,170
   Leasehold improvements                                              4,935                        4,885
   Capital in progress                                                   597                          786
                                                                   ---------                  -----------
                                                                      46,591                       43,815
   Less: accumulated depreciation and amortization                   (20,996)                     (16,963)
                                                                   ---------                  -----------
                                                                   $  25,595                  $    26,852
                                                                   =========                  ===========

 3.  The calculation of per share earnings is as follows:

 (In thousands except per share figures)
                                                                 Three months ended                       Nine months ended
                                                                   September 30,                            September 30,
                                                            -----------------------------------------------------------------
                                                                  2000            1999                  2000            1999
                                                                  ----            ----                  ----            ----
  Basic:
  -----
  Net income (loss)                                               ($232)          $  432                $1,708          $2,228
  Weighted average common shares outstanding                      5,995            5,913                 5,976           5,875

  Net income (loss) per share, basic                             ($0.04)          $ 0.07                $ 0.29          $ 0.38
                                                                  =====          =======                ======          ======
  Diluted:
  -------
  Net income (loss) for calculating diluted earnings
    per share                                                     ($232)          $  432                $1,708          $2,228

  Weighted average common shares outstanding                      5,995            5,913                 5,976           5,875
  Common stock equivalents                                            -              364                   234             449
                                                                  -----          -------                ------          ------
  Total weighted average shares                                   5,995            6,277                 6,210           6,324

  Net income (loss) per share, diluted                           ($0.04)          $ 0.07                $ 0.28          $ 0.35
                                                                =======          =======                ======          ======

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

5. SEGMENT INFORMATION

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains operations in both the United States and Canada.

Geographic Segment Data

Net revenues from external customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended September 30, 2000 and 1999 and the financial position as of September 30, 2000 and December 31, 1999 is presented as follows:

                                                  Three months ended               Nine months ended
                    Dollars in                       September 30,                   September 30,
                     thousands                   ------------------------------------------------------------
                                                 2000             1999            2000            1999
                                                 ----             ----            ----            ----
                    Net Sales:
                     United States                 $19,459          $16,741         $54,967         $48,025
                     Canada                          1,558            1,387           4,583           3,904
                                                 ----------------------------------------------------------
                                                   $21,017          $18,128         $59,550         $51,929
                                                 ==========================================================

                    Net Income (Loss):
                     United States                 $  (386)         $   288         $ 1,289         $ 1,870
                     Canada                            154              144             419             358
                                                 ----------------------------------------------------------
                                                   $  (232)         $   432         $ 1,708         $ 2,228
                                                 ==========================================================

                                                  September 30,   December 31,
                                                      2000             1999
                                                 -----------------------------
                    Total Assets:
                      United States                   $56,955          $53,970
                      Canada                            4,850            3,415
                                                 -----------------------------
                                                      $61,805          $57,385
                                                 =============================

6. RESTRUCTURING AND NON RECURRING CHARGES

In September 2000, the Company recorded a pre-tax non-recurring charge of approximately $2.7 million for costs it expects to incur to address a battery-related issue with some of its personal help buttons. Included in the non-recurring charge are anticipated material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and support for the cost of installer visits to subscriber homes to replace the buttons.

On September 2, 1999, the Company and Protection One mutually agreed to terminate their merger agreement. In September 1999, the Company recorded a pre-tax charge of $423,000 for unreimbursed costs incurred in connection with the proposed merger. These costs included such items as investment banker, legal and independent accountant fees.

In June 1999, the Company recorded a pre-tax restructuring charge of approximately $2.2 million. Nearly $1.7 million was recorded as a result of the outsourcing of the Company's equipment manufacturing operations to Ademco, an international manufacturer of electronic equipment and a division of Honeywell International, Inc. This charge included approximately $1.3 million of costs related to the reduction in the Company's manufacturing workforce, and nearly $379,000 of costs associated with the write down of certain manufacturing fixed assets. During the second quarter of 1999, certain events occurred which resulted in changes to the Company's original estimates for the cost of its corporate headquarters' relocation. As a result, the restructuring charge included approximately $520,000 of costs not reflected in the Company's December 1997 restructuring charge associated with closing the Company's operations located in Cambridge, Massachusetts.

At September 30, 2000, accrued restructuring and non-recurring charges of approximately $3.1 million represented nearly $296,000 of total remaining severance costs, $134,000 of unpaid, unreimbursed costs related to the termination of the merger agreement with Protection One, and $2.7 million of costs associated with the anticipated cost of addressing erroneous low-battery signals in personal help buttons.

The following is a roll-forward of accrued restructuring and non-recurring charges for the nine months ended September 30, 2000:

(Dollars in thousands)

                          December 31,      Amounts      Amounts      September 30,
                              1999         Recorded     Utilized          2000
                          ---------------------------------------------------------
Reduction of workforce        $522                      ($226)            $  296
 and other cash flows

Unreimbursed merger            134                          -                134
 costs

Erroneous low battery            -        $2,700                           2,700
 signals
                          ---------------------------------------------------------
Total                         $656        $2,700        ($226)            $3,130
                          =========================================================

7. LONG TERM DEBT

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement has two components, the first of which is a working capital line of credit, the other, the ability to convert up to five million dollars into a five-year fixed loan. The working capital line of credit's interest rate is based on the London Interbank Offered Rate (LIBOR), while the fixed loan is at the bank's prime interest rate. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The Company was not in compliance with a certain covenant during the third quarter of 2000 because it recorded the $2.7 million non-recurring charge. The Company obtained a waiver from its bank for this covenant.

This line of credit matures on June 30, 2002, and as of September 30, 2000 the Company had $2.0 million outstanding under this line.

8. INTANGIBLES

In September 2000, Lifeline Systems, Canada, a wholly owned subsidiary of the Company, completed the acquisition of the Argus Emergency Medical division of Microtec Enterprises Inc. of Quebec, Canada. Argus provides personal response services similar to the services provided by the Company. The purchase price was approximately $1.5 million of which $1.1 million was paid at the closing with the remainder to be paid during 2001 and 2002. This acquisition was accounted for as a purchase transaction, and the resulting goodwill will be amortized over an estimated life of 10 years.

During the first nine months of 2000, the Company paid approximately $4.6 million to local community hospitals and distributors of its personal response products and services in connection with the purchase by the Company of the rights to service and/or manage the personal response systems program being operated by these entities. The majority of the purchase price related to these service agreements consists of intangible assets. These agreements allow the Company to monitor and provide other related services to existing and future subscribers over the term of the agreements. The Company amortizes the intangible assets over the life of the agreements, which is typically five years.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the period ended June 30, 2000. In June 2000 the SEC issued SAB 101B which further defers the effective date for calendar year companies to the fourth quarter 2000. The Company does not expect that the adoption of SAB 101 will have a material impact on its financial position or results of operations.

In September 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all shipping and handling amounts billed to a customer in a sale transaction should represent revenues earned for the goods provided and therefore be classified as revenue. Adoption of the consensus reached on EITF Issue 00-10 is required no later than the required implementation date for SAB 101. The Company is in the process of assessing the impact of the consensus reached on EITF Issue 00-10 and does not anticipate this having a material effect on its overall financial position or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"),"Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 2000 increased approximately 16% to $21.0 million as compared to total revenues of $18.1 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, total revenues were $59.6 million or nearly 15% greater than total revenues of $51.9 million for the first nine months of 1999.

Service revenues were $14.4 million for the quarter ended September 30, 2000, an increase of 20% over the $12.0 million recorded for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 service revenues grew 19% to $41.2 million from $34.5 million for the same period in 1999. Service revenues represent 69% of the Company's year to date total revenues as compared to 66% of total revenues for the first nine months of 1999. The Company continues to experience growth in its service segment, but it believes that this growth has been impacted by the service issues it faced in the third and fourth quarters of 1999 arising from the reduction to practice of its CareSystem monitoring platform. The Company continues to make significant improvements in service recovery in connection with those challenges. As of September 30, 2000, it was monitoring over 305,000 subscribers, 14% more than the 267,000 subscribers monitored at September 30, 1999. The Company's ability to sustain the current level of service revenue growth depends on its ability to maintain the CareSystem platform without significant issues, expand the market for its personal response services, convert community hospital programs to service provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in meeting this challenge.

Net product revenues for the third quarter of 2000 were $6.2 million, an improvement of 8% over $5.8 million for third quarter of 1999. For the nine months ended September 30, 2000, net product revenues were $17.3 million, an increase of 6% from $16.3 million for the same period in 1999. This increase during 2000 has been a result of an improved average selling price of the Company's communicators during the three and nine months ended September 30, 2000. Also, an improvement in the Company's service performance, after a challenging second half of 1999 where the Company experienced lower equipment sales than it had expected, has resulted in increased net product revenues for 2000. Although the Company believed it would have declining product sales in 1999, it believes that challenges with its service during 1999 led to even lower than anticipated product sales during that period, as customers were reluctant to purchase equipment until the CareSystem platform implementation was completed. The Company still expects declining product sales in future periods as it continues packaging products and services into a single service offering.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, increased over 7% in the third quarter of 2000 to $389,000, from $362,000 for the third quarter of 1999. For the nine months ended September 30, 2000, finance and rental income declined approximately 5% to $1.1 million from $1.2 million for the first nine months of 1999. While the Company's leasing portfolio continues to grow for its internally managed and funded leasing program, it is experiencing slower growth as a result of the Company's focus on its service business segment. The Company expects finance income to decline in future periods as it is directly related to its product sales.

Total recurring revenues, consisting of service revenues and finance and rental income, increased 19% for the three and nine months ended September 30, 2000, to $14.8 million and $42.3 million, respectively, as compared to $12.4 million and $35.6 million, respectively, for the same periods in 1999. As the Company continues to focus on its service business, it expects its recurring revenues to continue to increase in future periods.

Cost of services, as a percentage of service revenues, was 65% for the three months ended September 30, 2000 as compared to 66% for the same period in 1999. For the nine-month period ended September 30, 2000, cost of services was 66% of service revenues as compared to 61% for the first nine months of 1999. Cost of services remains high due to a variety of reasons. The Company incurred a labor rate increase during 2000 for its employees in its Customer Care organization in order to remain competitive in the tight labor market. The first full year of depreciation of its CareSystem call center platform is also impacting cost of services for the quarter and nine months ended September 30, 2000 in addition to related information technology consulting expenses, as the Company is experiencing a very competitive employment market for information technology professionals. For the nine-month period ended September 30, 2000, the Company also incurred nine months of customer service costs associated with TelCare Systems, Inc. which was purchased by the Company in August 1999. Additionally, the amortization of intangible acquisition costs, which began in 1999, is significantly higher for the first nine months of 2000 than the same period in 1999 as it includes amortization for all purchases during 1999 and the first nine months of 2000.

Cost of sales was 29% of net product sales for the three and nine months ended September 30, 2000, as compared to 31% and 28% for the three and nine months ended September 30, 1999, respectively. The Company completed the transition of its manufacturing operations to Ademco during the third quarter of 1999. At that time, the Company incurred additional temporary costs that resulted in an increase in cost of sales for the third quarter of 1999. The Company believes that the decision to outsource to Ademco will result in technological innovation and future cost savings opportunities.

Selling, general and administrative ("SG&A") expenses, as a percentage of total revenues, were 34% for the third quarter of 2000 as compared to 40% for the third quarter of 1999. For the nine months ended September 30, 2000 SG&A expenses were 35% of total revenues as compared to 38% for the nine months ended September 30, 1999. Actual current third quarter SG&A expenses were consistent with the third quarter of 1999 at $7.2 million. For the nine months ended September 30, 2000, SG&A expenses increased nearly $1.2 million to $20.9 million from $19.7 for the nine months ended September 30, 1999. The Company's improved 2000 revenue performance and its ability to control its SG&A expenses has resulted in improved SG&A percentages for the first three and nine months of 2000. The year to date SG&A dollar increase was due primarily to expenditures for a total company quality initiative which was introduced in 2000, increased costs associated with recruiting and consulting in a very competitive employment market for information technology professionals and increased sales and management bonuses relating to the improved 2000 performance. The Company may experience an increase in SG&A expenses as it is starting to introduce new sales, marketing and business initiatives that had been delayed during the first half of 2000 because of the implementation issues surrounding the CareSystem platform.

Research and development expenses remained consistent at 2% of total revenues for the three and nine months ended September 30, 2000 and 1999. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at a consistent percentage of total revenues for the remainder of 2000.

In September 2000, the Company recorded a pre-tax non-recurring charge of approximately $2.7 million for costs it expects to incur to address a battery-related issue with some of its personal help buttons. Included in the non-recurring charge are anticipated material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and support for the cost of installer visits to subscriber homes to replace the buttons.

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

The Company's effective tax rate was 41% for the nine months ended September 30, 2000 compared to 39% for the nine months ended September 30, 1999. The Company's effective tax rate has increased since the Company has outsourced its manufacturing operations to Ademco and it no longer has certain tax benefits associated with manufacturing. Also, because the Company does not have tax-exempt investments, it no longer utilizes a subsidiary with a favorable tax status which it had used during the first nine months of 1999.

In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the period ended June 30, 2000. In June 2000 the SEC issued SAB 101B which further defers the effective date for calendar year companies to the fourth quarter 2000. The Company does not expect that the adoption of SAB 101 will have a material impact on its financial position or results of operations.

In September 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all shipping and handling amounts billed to a customer in a sale transaction should represent revenues earned for the goods provided and therefore be classified as revenue. Adoption of the consensus reached on EITF Issue 00-10 is required no later than the required implementation date for SAB 101. The Company is in the process of assessing the impact of the consensus reached on EITF Issue 00-10 and does not anticipate this having a material effect on its overall financial position or results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"),"Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, the Company's portfolio of cash and cash equivalents increased $1.6 million to $3.0 million at September 30, 2000 from $1.4 million at December 31, 1999. The increase was mainly attributable to profitable operations of $10.0 million. Also, during 1999, the Company generated a higher than normal increase in inventory in anticipation of the outsourcing of its manufacturing function. As a result, the oversupply of inventory at the end of 1999 resulted in lower expenditures needed for inventory purchases during 2000. The Company also borrowed $2.4 million under its line of credit, which was offset by payments of approximately $2.8 million related to outstanding debt obligations, $4.6 million to local community hospitals and distributors of its personal response products and services in connection with new service agreements and the payment of $1.1 million for the purchase of the Argus Emergency Medical division of Microtec Enterprises Inc. of Quebec, Canada. The Company also incurred expenditures of $1.9 million for Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs.

In September 2000, Lifeline Systems, Canada, a wholly owned subsidiary of the Company, completed the acquisition of the Argus Emergency Medical division of Microtec Enterprises Inc. of Quebec, Canada. Argus provides personal response services similar to the services provided by the Company. The purchase price was approximately $1.5 million of which $1.1 million was paid at the closing with the remainder to be paid during 2001 and 2002. This acquisition was accounted for as a purchase transaction, and the resulting goodwill will be amortized over an estimated life of 10 years.

In April 2000, the Company loaned $250,000 to its Chief Executive Officer, pursuant to a collateralized promissory note. The note, which bears interest at a rate of 6.94%, payable annually in arrears, is due April 5, 2005 and is collateralized by a pledge of 25,641 shares of common stock of the Company.

The Company is party to Master Lease Agreements for up to $5.6 million for furniture, computers, security systems and other related equipment purchases. For financial reporting purposes, these leases are recorded as capital leases and accordingly the associated assets are being depreciated over their estimated useful life. As of September 30, 2000 the Company had made purchases of approximately $2.7 million under these agreements.

The Company is party to a fifteen-year lease, expiring in 2013, for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters. Annual base rental payments under the lease approximate $814,000. At the Company's option the lease contains two five-year renewal options.

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement has two components, the first of which is a working capital line of credit, the other, the ability to convert up to five million dollars into a five year fixed loan. The working capital line of credit's interest rate is based on the London Interbank Offered Rate (LIBOR), while the fixed loan is at the bank's prime interest rate. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The Company was not in compliance with a certain covenant during the third quarter of 2000 because it recorded the $2.7 million non-recurring charge. The Company obtained a waiver from its bank for this covenant. This line of credit matures on June 30, 2002, and as of September 30, 2000 the Company had $2.0 million outstanding under this line.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and cash equivalents and amounts available under its $10.0 million line of credit. The Company expects these sources will be sufficient to finance the cash needs of the Company through the next twelve months. This includes the continued investment in its response center platform, expenditures needed for its corporate headquarters, the requirements of its internally funded lease financing program, any potential acquisitions and other investments in support of its current business.

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

The Company is currently experiencing a battery-related issue with some of its personal help buttons worn by subscribers. Certain personal help buttons are erroneously transmitting low battery signals. While the buttons that exhibit this erroneous low battery condition still contain sufficient power to activate the communicator when the button is pressed and do not place the Company's subscribers at risk, the Company believes it is prudent to replace those buttons exhibiting this condition. The Company has recorded a non-recurring charge of approximately $2.7 million, or $0.25 on a per share basis, for the third quarter ended September 30, 2000 for costs it expects to incur to address this issue, including anticipated material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and support for the cost of installer visits to subscriber homes to replace the button. The Company cannot be certain that the charge it recorded to address this issue will be sufficient to cover all of its associated expenses, or that its reputation, business, financial condition or results of operations will not be otherwise affected.

During the third quarter of 1999, the Company completed the outsourcing of the manufacturing of its personal response equipment to the Ademco Group, a division of Honeywell International, Inc. This decision represented a change in the Company's manufacturing strategy, as it no longer supports a manufacturing site at its corporate location. There can be no assurance that the Company will realize the intended cost savings it anticipates, or that it will not experience delays in obtaining products from Ademco as a result of process difficulties, component shortages or for other reasons. Any such delay could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

While the Company has generally experienced an increase in product revenue during the first nine months of 2000 over the same period of the prior year, product revenue had been declining as a result of the Company's strategy of combining service and hardware offerings to support the transition to a service oriented business. As the Company continues growing its service business segment to increase its recurring revenue, there can be no assurance that service revenue will increase at a rate sufficient to offset the expected decrease in higher margin product revenue both on a quarterly and annual basis. Moreover, the Company's product sales are ordinarily made to healthcare providers that establish their own Lifeline programs. These healthcare providers typically rent, rather than sell, the Lifeline products to subscribers and accordingly following such time as a product is no longer used by a subscriber, it is returned to the healthcare provider and becomes available for rent to another subscriber. As a result of this use and reuse of the Company's products, sales of such products are dependent on growth in the number of subscribers and on the ability of the Company to encourage its healthcare provider customers to replace their existing inventory by continuing to enhance its products with new features.

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

IMPACT OF THE YEAR 2000 ISSUE

As of September 30, 2000 the Company has not experienced any disruptions related to year 2000 issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at September 30, 2000. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

  Interest rates

     The Company's balance sheet consists of a revolving credit facility and a term loan that are subject to interest rate risk. Both loans are priced at floating rates of interest, with a basis of LIBOR or prime rate at the Company's option. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. The Company performed sensitivity analysis as of September 30, 2000 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.

  Foreign currency exchange rates

     The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company's Canadian subsidiary into the reporting currency (U.S. Dollar). As such, the Company's exposure to changes in Canadian exchange rates could impact the Company's consolidated financial position, results of operations or cash flows. The Company performed sensitivity analysis as of September 30, 2000 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that near-term changes in Canadian exchange rates should not materially affect the Company's consolidated financial position, results of operations or cash flows. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates did not factor in a potential change in sales levels, operations or local prices for our services/products.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting in Lieu of Annual Meeting of Stockholders of the Company was held on July 19, 2000. The stockholders of the Company elected members of the Board of Directors, approved the Company's 2000 Stock Incentive Plan and 2000 Employee Stock Purchase Plan, ratified the selection of PricewaterhouseCoopers LLP as the Company's auditors for 2000 and voted on a stockholder proposal.

                               NUMBER OF SHARES OF COMMON STOCK
                               --------------------------------

                                                                                      BROKER
                                       FOR             AGAINST       ABSTAINED      NON- VOTES
                                       ---             -------        ---------     ----------
Ronald Feinstein                       5,153,316           -          600,925           -
Joseph E. Kasputys, Ph.d.              5,288,086           -          466,155           -

Approval of the Company's 2000
Stock Incentive Plan                   2,645,413       1,971,156      251,148       886,524


Approval of the Company's 2000
Employee Stock Purchase Plan           4,033,380       584,153        250,184       886,524


Selection of
PricewaterhouseCoopers LLP             5,739,926       11,903         2,412             -


Stockholder proposal                   570,354         4,231,444      65,919        886,524

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended September 30, 2000.

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


November 8, 2000                        LIFELINE SYSTEMS, INC.
----------------                        ----------------------
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