Form 10-K405
period 2000-12-31
LIFELINE SYSTEMS INC
filed 2001-03-30
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000  Commission File Number 0-13617

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2001, 6,049,764 shares of the Registrant's Common Stock were outstanding and the aggregate market value as of such date of such Common Stock held by non-affiliates of the Registrant was approximately $81,701,000.

                               __________________

Exhibit index is located on pages 42 through 48 of this Report.

                                     PART I


ITEM 1.  BUSINESS

  GENERAL

     Lifeline Systems, Inc. (the "Company") provides 24-hour personal response monitoring services to its subscribers, primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals. These subscribers communicate with the Company through products it designs and markets, consisting principally of a communicator which connects to the telephone line in the subscriber's home and a personal help button, which is worn or carried by the individual subscriber and which, when activated, initiates a telephone call from the subscriber's communicator to the Company's central monitoring facilities. The Company believes it is a major provider of these services since it was monitoring approximately 313,000 subscribers as of December 31, 2000 and estimates it serves, along with its customers, more than 400,000 subscribers in a North American personal emergency response services market estimated by the Company to serve between 550,000 and 600,000 subscribers as of December 31, 2000.

  BUSINESS DEVELOPMENTS

     In February 2001, the Company signed a purchase and sale agreement to acquire the assets of SOS Industries, Inc., a personal response service provider with over 10,000 subscribers. The transaction is expected to close in the second quarter of 2001.

     In September 2000, Lifeline Systems, Canada, a wholly owned subsidiary of the Company, completed the acquisition of the Argus Emergency Medical division of Microtec Enterprises Inc. of Quebec, Canada. Argus provided personal response services similar to the services provided by the Company. The purchase price was approximately $1.5 million of which $1.1 million was paid at the closing with the remainder to be paid during 2001 and 2002. This acquisition was accounted for as a purchase transaction, and the resulting goodwill will be amortized over an estimated life of 10 years.

  INDUSTRY SEGMENTS

     The Company operates in one industry segment. Its operations consist of providing personal response services associated with those products it designs and markets. Foreign revenues, from Canada, comprised less than 10% of the Company's total revenues in 2000, and the Company has no significant tangible assets in foreign countries.

  THE LIFELINE SERVICE

     The Company's principal offering, called LIFELINE(R), consists of a monitoring service utilizing equipment designed and marketed by the Company. The Company's monitoring service is a personal response service which provides 24-hour monitoring and personalized support to elderly individuals with medical or age-related conditions and to physically challenged individuals throughout the United States and Canada. Through use of the LIFELINE service, individuals in need of help are able to signal monitoring personnel in one of the Company's response centers. These trained monitors identify the nature and extent of the subscriber's particular need and manage the situation by notifying the subscriber's friends, neighbors, and/or emergency personnel, as set forth in a predetermined protocol established by the subscriber. In many situations, this service can also provide social support for elderly individuals who live alone since trained monitoring personnel are often in daily contact with these elders, which can be an important social connection for them.

     The Company also provides its local programs with a comprehensive set of monitoring and business support services, which reduces the program management responsibilities and administrative burden on a local hospital or other provider associated with offering the Lifeline service.

     The equipment used for the LIFELINE service includes a communicator, which connects to the telephone line in the subscriber's home and a personal help button, which is worn or carried by the individual subscriber. When pressed, the personal help button sends a radio signal to the communicator; the communicator automatically dials a response center where monitoring personnel answer the call and dispatch the designated responders, typically a friend or relative of the subscriber and/or emergency service, when help is needed. Most of the time, however, subscribers' calls do not require Lifeline to dispatch a responder but instead require Lifeline to provide reassurance and support as a result of the subscriber's isolation or loneliness.

     The Company's primary monitoring center in Framingham, Massachusetts is supported by its proprietary CareSystem call center platform. This call center platform is a specially designed computer and telecommunications hardware and software system used to identify, track and respond to subscriber calls. CareSystem receives incoming signals from subscribers' communicators, matches and retrieves the appropriate subscriber data records from a central database, and routes both the call and the data record to monitoring personnel in the Lifeline Call Center.

     The Company offers its customers, typically healthcare providers which establish their own Lifeline programs, two alternatives for providing the LIFELINE monitoring service: they can utilize the Lifeline Call Centers to perform their monitoring or they can perform their own monitoring locally using equipment and software configured by the Company. In 2001, the Company will be introducing a new version of equipment and software for customers who perform their own monitoring. However, the Company encourages new providers, as well as providers who perform their own monitoring, to outsource their monitoring activities to a Lifeline Call Center to service their subscribers. Since the Lifeline Call Centers are dedicated to providing monitoring services, they offer benefits that might otherwise be unavailable to a customer.

  CUSTOMERS

     The Company primarily markets its services and products to hospitals and other service providers in a variety of healthcare related fields. Hospitals, however, have historically been the Company's primary market. The Company believes that hospitals offer Lifeline's services and products to capture revenues from the sale of the service, improve healthcare for the communities they serve, enhance community relations, market other hospital services to the subscriber base, and/or contain healthcare costs by facilitating early discharge from the hospital, reducing the need for nursing home care and thereby allowing subscribers to remain in their own homes.

  SALES AND MARKETING

     The Company sells its services and products through its sales organization in the United States and Canada.

     In support of the sales effort, the Company's sales professionals assist the Company's customers in developing a marketing plan for the Lifeline program, monitoring progress against that plan, and providing training to the provider's staff on the management of their local Lifeline program. Programs' marketing plans typically address the introduction of Lifeline's services to the service provider's key decision makers; the planning and delivery of presentations to community responders such as police, fire, and medical emergency professionals; and the development of local referral networks of elder care and other service organizations to position the LIFELINE service as part of a continued care plan. Lifeline personnel also provide continuing operational support, ongoing consultation, and program evaluations.

  SOURCE OF RAW MATERIALS

     Prior to 1999, the Company had manufactured all of its products, relying on outside vendors for components and enclosures. As previously disclosed, during the third quarter of 1999, the Company completed the outsourcing of the manufacturing of its personal response equipment to the Ademco Group, a division of Honeywell International, Inc. Ademco is an international manufacturer of electronic equipment. There can be no assurance that Ademco will not incur delays in manufacturing products for the Company as a result of process difficulties, component shortages or for other reasons. Any such delay could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

  RESEARCH AND DEVELOPMENT

     Research and development efforts are geared towards enhancing and augmenting the Company's products and services. Research and development expenses were $1,515,000, $1,565,000, and $1,470,000, for the years ended
  December 31, 2000, 1999, and 1998, respectively.

  BACKLOG/SEASONALITY

     Because of the nature of the Company's products, the Company endeavors to minimize the time that elapses from the receipt of a purchase order to the date of delivery of the products. Accordingly, the Company's backlog as of the end of any period represents only a portion of the Company's expected sales for the succeeding period and is not significant in understanding the Company's business. The Company does not believe that the industry in which it operates is seasonal.

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

  COMPETITION

     The Company believes that it is a major provider of personal response services and products since it was monitoring approximately 313,000 subscribers as of December 31, 2000 and estimates it serves, along with its customers, more than 400,000 subscribers in a North American personal emergency response services market estimated by the Company to serve between 550,000 and 600,000 subscribers as of December 31, 2000. Other companies offer services and products competitive with those offered by the Company. These companies offer personal response services on a regional or national basis through both healthcare providers and directly to the subscribers themselves.

     Although price is a competitive factor, the Company believes that its customers' main considerations in choosing a personal response service are the high quality of service and product performance and reliability; customer support and service; and reputation and experience in the industry. The Company believes it competes favorably with respect to these factors.

  EMPLOYEES

     As of February 28, 2001 the Company employed approximately 700 full-time and 75 permanent part-time employees. None of the Company's employees is represented by a collective bargaining unit, and the Company believes its relations with its employees are good.

  ITEM 2. PROPERTIES

     The Company is party to a fifteen-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters, including its U.S. based monitoring operations. Annual base rental payments under the lease approximate $814,000. The initial lease term expires in 2013. The Company has two five-year renewal options contained within the lease. The Company also leases facilities in other locations to support its field and Canadian operations.

ITEM 3.   Legal Proceedings

  The Company is not party to any material litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

  EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2000:

Name                                        Position                        Age
---------------------  ---------------------------------------------------  ---

L. Dennis Shapiro      Chairman of the Board                                 67
Ronald Feinstein       President, Chief Executive Officer
                       and Director                                          54
Dennis M. Hurley       Senior Vice President, Finance,
                       Chief Financial Officer, Treasurer                    54
Richard M. Reich       Senior Vice President and Chief Information Officer   54
Donald G. Strange      Senior Vice President, Sales                          54
Robert A. Bushnell     Vice President, Marketing                             41
Barbara A. Trimble     Vice President, Customer Care                         49
Leonard E. Wechsler    Vice President and President, Lifeline Canada         44
Jeffrey A. Stein       Clerk                                                 42

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

  Dennis M. Hurley is Senior Vice President, Finance; Chief Financial Officer; and Treasurer. He joined the Company in March 1995 as Vice President, Finance; Chief Financial Officer; and Treasurer. From November 1994 to February 1995, Mr. Hurley was Corporate Controller for C.P. Clare Corp., which is an electronics manufacturer.

  Richard M. Reich is Senior Vice President, Chief Information Officer. He became Vice President, Chief Information Officer in September 1999. He had been Vice President, Technology and Advanced Services since August 1994. From June 1990 to August 1994, Mr. Reich had served as Vice President, Product Planning and Development. Since joining the Company in April, 1986 he had held the position of Vice President, Engineering.

  Donald G. Strange is Senior Vice President, Sales. He was Vice President, Sales and Marketing from December 1996 to June 2000. He joined the Company in February 1993 as Vice President, Sales.

  Robert A. Bushnell is Vice President, Marketing. He was Director of Marketing from November 1996 to January 1998. He was Marketing Manager, Products and Services from January 1993 to November 1996. Since joining the Company in February 1988 as Product Marketing Manager, he had held the positions of Marketing Manager, HealthCare and Product Planning and Development Manager.

  Barbara A. Trimble is Vice President, Customer Care. She joined the Company in September 1999 as Director of Subscriber Services. From 1988 to 1999, Ms. Trimble worked at Matthew Thornton Health Plan, a New Hampshire based HMO, where she served various roles, among them, Vice President of Medical Services from 1994 to 1997. She also consulted with various start up companies between 1997 and 1999.

  Leonard E. Wechsler is Vice President and President, Lifeline Systems, Canada. He joined the Company in 1996 as President, Lifeline Systems Canada when the Company purchased CareTel Inc. in July 1996. CareTel provided monitoring services similar to those offered by the Company. From May 1993 to July 1996, Mr. Wechsler was President, CareTel, Inc.

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


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Quarterly Market Information and Related Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "LIFE." On February 28, 2001, the Company had 424 registered shareholders.

The table below reflects the high and low sales prices for 2000 and 1999.

                                               High           Low
1999  First Quarter                          $ 27.81         $ 22.50
      Second Quarter                           22.50           17.50
      Third Quarter                            20.00           13.75
      Fourth Quarter                           15.63           12.88

2000  First Quarter                          $ 15.00         $  7.50
      Second Quarter                           14.75            8.88
      Third Quarter                            16.94           11.00
      Fourth Quarter                           16.13           12.13

During the periods presented, the Company had not paid or declared any cash dividends on its common stock. While the payment of dividends is within the discretion of the Company's Board of Directors, the Company presently expects to retain all of its earnings for use in financing the future growth of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

                                                   Years Ended December 31,
                                      --------------------------------------------------
(In thousands, except per share data)    2000      1999      1998      1997      1996
                                         ----      ----      ----      ----      ----
OPERATING RESULTS

     Total revenues                     $81,489   $70,792   $64,884   $57,366   $50,595

     Income from operations               5,031     3,190     9,513     3,327     6,295

     Income before income taxes           5,304     4,176     9,976     3,921     7,078

     Net income                           3,185     2,506     5,986     2,298     4,176

     Net income per share, diluted       $ 0.51    $ 0.40    $ 0.95    $ 0.37    $ 0.67

     Diluted weighted average
          shares outstanding              6,223     6,299     6,309     6,232     6,197

FINANCIAL POSITION1
                                                           December 31,
                                        ---------------------------------------------------
                                          2000      1999      1998      1997      1996
                                          ----      ----      ----      ----      ----
     Working capital                    $ 9,994   $10,069   $13,026   $12,320   $14,003

     Total assets                        64,528    57,385    52,504    42,269    37,909

     Long-term obligations2               2,701     3,354        11        16        25

     Stockholder's equity                43,385    39,739    36,291    29,717    27,620

1 There were no cash dividends paid or declared during any of the periods presented.

2 Excludes current portion of long-term obligations.

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

RESULTS OF OPERATIONS

2000 Compared with 1999

Total revenues for the year ended December 31, 2000 were $81.5 million, an increase of 15% compared with the $70.8 million recorded in 1999.

Service revenues continue to grow and rose by 19% to $56.2 million for the year ended December 31, 2000 compared to $47.0 million for the prior year. Service revenues comprised 69% of the Company's total 2000 revenues, compared to 66% in 1999. The Company's growth in its service business segment has continued because of its strategy of packaging products and services into a single service offering, which results in higher per-subscriber service revenue. However, the Company believes that the growth it experienced in 2000 was impacted by issues it faced in the second half of 1999, including the introduction of its new CareSystem call center platform. As a result, the Company experienced a slower growth rate in 2000 as the number of subscribers grew by 13%, compared to 21% in 1999, to approximately 313,000 at December 31, 2000 from nearly 278,000 at December 31, 1999. The Company's ability to sustain or increase the current level of service revenue growth depends on its ability to continue to make improvements in service delivery, expand the market for its personal response services, convert community hospital programs to service provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in meeting this challenge.

Net product revenues improved 7% to $23.9 million for 2000, from $22.2 million in 1999. This increase during 2000 has been a result of an improvement in the Company's service performance, after a challenging second half of 1999 where the Company experienced lower equipment sales than it had expected. Although the Company believed it would have declining product sales in 1999, it believes that challenges with its service during 1999 led to even lower than anticipated product sales during that period, as customers were reluctant to purchase equipment until the CareSystem platform implementation was completed. As a result, the Company experienced higher than expected product revenue growth in 2000 as customers resumed and in many cases increased their purchasing of equipment that they had curtailed in 1999. The Company still expects declining product sales in future periods as it continues packaging products and services into a single service offering.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, declined 6% to $1.4 million for the year ended December 31, 2000 from the $1.5 million recorded in the previous year. With the Company's focus on its service business segment it expects finance income to decline in future periods because leasing is directly related to its product business.

Total recurring revenues, consisting of service revenues and finance income, was $57.6 million for the year ended December 31, 2000, an increase of nearly 19% as compared to $48.6 million for the year ended December 31, 1999. As the Company continues to focus on its service business, it expects its recurring revenues to continue to increase in future periods.

Cost of services, as a percentage of service revenues, was 65% for the year ended December 31, 2000 as compared to 62% for the year ended December 31, 1999. Cost of services remains high due to a variety of reasons. The Company incurred a labor rate increase during 2000 for its employees in its Customer Care organization in order to remain competitive in the tight labor market. The first full year of depreciation of its CareSystem call center platform also impacted cost of services for 2000 as did related information technology consulting expenses and information technology professionals hired for the CareSystem platform. The Company also incurred a full year of customer service costs associated with TelCare Systems, Inc., which was purchased by the Company in August 1999. Additionally, the amortization of intangible acquisition costs for agreements entered into with community hospitals for conversion to services provided by the Company was significantly higher for 2000 as compared to 1999 as it included amortization for all purchases during 1999 and 2000.

For the years ended December 31, 2000 and 1999, cost of product sales as a percentage of product sales was 30%. The Company completed the transition of outsourcing its manufacturing operations to Ademco during the third quarter of 1999 and has been successful in maintaining its cost of sales at a consistent percentage of net product sales.

Selling, general, and administrative expenses ("SG&A") as a percentage of total revenues improved to 35% for the year ended December 31, 2000 compared to 39% for the year ended December 31, 1999. The Company's improved 2000 revenue performance and its ability to control its SG&A expenses have resulted in improved SG&A percentages for 2000. The dollar increase for SG&A was due primarily to expenditures for a total company quality initiative which was introduced in 2000, increased costs associated with recruiting and consulting in a very competitive employment market for information technology professionals and increased sales and management bonuses relating to the improved 2000 performance. The Company also experienced an increase in SG&A expenses as it introduced new sales, marketing and business initiatives in 2000 that had been delayed because of the implementation issues surrounding the CareSystem platform.

Research and development expenses represented 2% of revenues in 2000 and 1999. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level.

In October 2000, the Company recorded a pre-tax non-recurring charge of $150,000 to write off an abandoned partnership with a senior living vendor.

In September 2000, the Company recorded a pre-tax non-recurring charge of approximately $2.7 million for costs it expects to incur to address a battery-related issue with some of its personal help buttons. Included in the non-recurring charge are anticipated material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and the cost of installer visits to subscriber homes to replace the buttons.

On September 2, 1999, the Company and Protection One mutually agreed to terminate their proposed merger and therefore the Company recorded a pre-tax charge of $423,000 for unreimbursed costs incurred in connection with the proposed merger. During the fourth quarter of 2000, the Company reversed $134,000 of unpaid, unreimbursed costs which were associated with the termination of the merger agreement with Protection One.

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

The Company's effective tax rate was 40.0% for 2000 and 1999.

1999 Compared with 1998

Total revenues for the year ended December 31, 1999 were $70.8 million, an increase of 9% compared with the $64.9 million recorded in 1998.

Service revenues grew 21% to $47.0 million for the year ended December 31, 1999 and comprised 66% of the Company's total 1999 revenues, compared to 60% in 1998. This increase reflected the continued success of the Company's strategy to focus on subscriber growth and recurring service revenues. Accordingly, there was a 21% growth in the number of subscribers the Company monitored at December 31, 1999 to approximately 278,000 from approximately 229,000 at December 31, 1998. The increase in service revenues continued to be favorably impacted by the Company's strategy of packaging products and services into a single service offering, which resulted in higher per-subscriber service revenue.

Net product revenues decreased 9% to $22.2 million during 1999, from net product revenues in 1998 of $24.5 million. During 1999, product sales declined as a result of the Company's strategy of combining service and hardware offerings to support its service business segment. Also, challenges with its service during 1999 led to even lower than anticipated product sales during that period, as customers were reluctant to purchase equipment until the CareSystem platform implementation was completed.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, increased 10% to $1.5 million for the year ended December 31, 1999 as compared to the $1.4 million recorded in the previous year. While the Company's leasing portfolio continued to grow for its internally managed and funded leasing program, this growth had slowed in 1999 as a result of the Company's focus on its service business segment.

Total recurring revenues, consisting of service revenues and finance income, was $48.6 million for the year ended December 31, 1999, an increase of nearly 20% as compared to $40.4 million for the year ended December 31, 1998. The increase in recurring revenue reflected the continued expansion of the Company's service business segment with its focus on expanding the Company's recurring revenue base.

Cost of services, as a percentage of service revenues, increased to 62% for the year ended December 31, 1999 from 57% for the year ended December 31, 1998. The Company completed the transition of its subscribers to its new CareSystem call center platform in the third quarter of 1999. The conversion to this new platform took longer than originally planned and resulted in higher costs during the transition period due to extra staffing needed in the Company's response centers and the costs of operating duplicate facilities. Cost of services also included additional costs of employee retention, continued investments in personnel, and recruiting initiatives due to the tight labor market. These initiatives were principally associated with the delay in the implementation of the CareSystem platform and relocation of the Company's monitoring facility as part of its 1999 move to new corporate headquarters in Framingham, Massachusetts. Higher costs were also incurred during the first three quarters of 1999 from systems enhancements and support to maintain the Company's former monitoring service infrastructure while it finalized the implementation of its CareSystem call center platform. The depreciation of the capital expenditures for the CareSystem call center platform had also impacted results of operations for 1999. In addition, the Company incurred a full year of customer service costs associated with AlertCall, Inc. of Amherst, New York which was purchased by the Company in November 1998.

For the year ended December 31, 1999, cost of product sales as a percentage of product sales was 30%, versus 29% in the prior year. The Company completed the transition of outsourcing its manufacturing operations to Ademco during the third quarter of 1999. While the Company continued to strive to maintain its cost of sales at a consistent percentage of net product sales, there were additional costs incurred during 1999 associated with the outsourcing of the manufacturing function. These additional costs, including higher temporary help, were offset, in part, by a reduction in material costs and the efficiencies created during the first half of 1999 by higher than expected production in anticipation of the outsourcing to Ademco.

SG&A expenses as a percentage of total revenues were 39% for the years ended December 31, 1999 and 1998. While the Company had been able to successfully control many of its costs included within SG&A expenses, the Company did incur some higher costs during 1999. Specifically, the Company incurred higher costs for its increased recruiting initiatives for its growing employee base and for its 1999 customer conference which it did not have in 1998. The Company also incurred moving costs in connection with its relocation to new corporate headquarters. These higher costs were offset, in part, by savings it has experienced in operating costs of its new corporate headquarters as well as lower expenditures in the areas of market and product development and promotional strategies aimed at the healthcare channel. In addition, 1998 was also impacted by compensation expense that was incurred for certain stock options that became exercisable during 1998. No compensation expense was recorded in 1999 for these stock options.

Research and development expenses represented 2% of revenues in 1999 and 1998. Research and development efforts are focused on ongoing product improvements and developments.

The Company's effective tax rate was 40.0% for 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2000, the Company's portfolio of cash, cash equivalents, and investments increased $3.0 million to $4.4 million at December 31, 2000 from $1.4 million at December 31, 1999. The increase was mainly attributable to profitable operations of $13.7 million. Enhanced collection efforts during 2000 on its accounts receivable portfolio and borrowings of $2.7 million under the Company's line of credit also attributed to the increase. Also, during 1999, the Company generated a higher than normal increase of inventory in anticipation of the outsourcing of its manufacturing function. As a result, the oversupply of inventory at the end of 1999 resulted in lower expenditures needed for inventory purchases during 2000. Offsetting these increases were expenditures incurred by the Company during 2000, which included payments of approximately $3.7 million related to outstanding debt obligations and $5.9 million to community hospitals and distributors of its personal response products and services in connection with the rights to service and/or manage the personal response programs. The Company also acquired the Argus Emergency Medical division of Microtec Enterprises Inc. of Quebec, Canada and paid $1.1 million at the closing. The Company also had expenditures of $2.7 million for Company-owned equipment provided directly to customers under comprehensive service agreements and to subscribers not serviced by local Lifeline programs.

In September 2000, Lifeline Systems, Canada, a wholly owned subsidiary of the Company, completed the acquisition of the Argus Emergency Medical division of Microtec Enterprises Inc. of Quebec, Canada. Argus provided personal response services similar to the services provided by the Company. The purchase price was approximately $1.5 million of which $1.1 million was paid at the closing with the remainder to be paid during 2001 and 2002. This acquisition was accounted for as a purchase transaction, and the resulting goodwill is being amortized over an estimated life of 10 years.

During 2000, the Company paid approximately $5.9 million to community hospitals and distributors of its personal response products and services in connection with the purchase by the Company of the rights to service and/or manage the personal response systems program being operated by these entities. The majority of the purchase price related to these agreements has been allocated to intangible assets. These agreements allow the Company to monitor and provide other related services to existing and future subscribers over the term of the agreements. The Company amortizes the intangible assets over the life of the agreements, which is typically five years.

In April 2000, the Company loaned $250,000 to its Chief Executive Officer, pursuant to a collateralized promissory note. The note, which bears interest at a rate of 6.94%, payable annually in arrears, is due April 5, 2005 and is collateralized by 25,641 shares of common stock of the Company.

The Company is party to Master Lease Agreements for up to $5.6 million for furniture, computers, security systems and other related equipment purchases. For financial reporting purposes, these leases are recorded as capital leases and accordingly the associated assets are being depreciated over their estimated useful life. As of December 2000 the Company had made purchases of approximately $2.7 million under these agreements.

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement has two components, the first of which is a working capital line of credit, the other, the ability to convert up to five million dollars into a five-year fixed loan. The working capital line of credit's interest rate is based on the London Interbank Offered Rate (LIBOR), while the fixed loan is at the bank's prime interest rate. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The Company was not in compliance with certain financial covenants during the first and third quarters of 2000. It obtained waivers from its bank for these covenants for the quarters ended March 31, 2000 and September 30, 2000. This line of credit matures on June 30, 2002, and as of December 31, 2000 the Company had $1.6 million outstanding under this line.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and its $10.0 million line of credit. The Company expects these sources will be sufficient to finance the cash needs of the Company through the next twelve months. This includes the continued investment in its new response center platform, the requirements of its internally funded lease financing program, any potential acquisitions and other investments in support of its current business.

In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company adopted SAB 101 for fiscal year ending December 31, 2000, and it did not have a material impact on the Company's financial position or results of operations.

In September 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all shipping and handling amounts billed to a customer in a sale transaction should represent revenues earned for the goods provided and therefore be classified as revenue. The Company adopted EITF Issue 00-10 in the fourth quarter of 2000, and it did not have a material effect on the Company's overall financial position or results of operations.

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

The Company is currently experiencing a battery-related issue with some of its personal help buttons worn by subscribers. Certain personal help buttons are erroneously transmitting low battery signals. While the buttons that exhibit this erroneous low battery condition still contain sufficient power to activate the communicator when the button is pressed and do not place the Company's subscribers at risk, the Company believes it is prudent to replace those buttons exhibiting this condition. The Company recorded a non-recurring charge of approximately $2.7 million in the third quarter of 2000 for costs it expects to incur to address this issue, including anticipated material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and support for the cost of installer visits to subscriber homes to replace the button. The Company cannot be certain that the charge it recorded to address this issue will be sufficient to cover all of its associated expenses, or that its reputation, business, financial condition or results of operations will not be otherwise affected.

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

While the Company has experienced an increase in product revenue during 2000 as compared to the prior year, product revenue had been declining as a result of the Company's strategy of combining service and hardware offerings to support the transition to a service oriented business. As the Company continues growing its service business segment to increase its recurring revenue, there can be no assurance that service revenue will increase at a rate sufficient to offset the expected decrease in higher margin product revenue both on a quarterly and annual basis. Moreover, the Company's product sales are ordinarily made to healthcare providers that establish their own Lifeline programs. These healthcare providers typically rent, rather than sell, the Lifeline products to subscribers and accordingly following such time as a product is no longer used by a subscriber, it is returned to the healthcare provider and becomes available for rent to another subscriber. As a result of this use and reuse of the Company's products, sales of such products are dependent on growth in the number of subscribers and on the ability of the Company to encourage its healthcare provider customers to replace their existing inventory by continuing to enhance its products with new features.

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


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at December 31, 2000. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

 Interest rates

The Company's balance sheet includes a revolving credit facility and a term loan that are subject to interest rate risk. Both loans are priced at floating rates of interest, with a base of LIBOR or prime rate at the Company's option. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. The Company performed sensitivity analysis as of December 31, 2000 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.

 Foreign currency exchange rates

The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company's Canadian subsidiary into the reporting currency (U.S. Dollar). As such, the Company's exposure to changes in Canadian exchange rates could impact the Company's consolidated financial position, results of operations or cash flows. The Company performed sensitivity analysis as of December 31, 2000 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that near-term changes in Canadian exchange rates should not materially affect the Company's consolidated financial position, results of operations or cash flows. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates did not factor in a potential change in sales levels or local prices for its services/products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations
(Unaudited)                                                                Quarter Ended
(Dollars in thousands, except per share data)          Mar 31      Jun 30      Sep 30      Dec 31      Full Year
                                                       ------      ------      ------      ------      ---------
2000  Total revenues                                   $18,679     $19,854     $21,017     $21,939     $81,489
      Gross profit                                       8,336       9,329       9,797      10,206      37,668
      Net income (loss)                                    923       1,018        (232)      1,476       3,185
      Net income (loss) per share, diluted              $ 0.15      $ 0.16     $ (0.04)     $ 0.24      $ 0.51

1999  Total revenues                                   $16,226     $17,575     $18,128     $18,863     $70,792
      Gross profit                                       8,746       9,269       8,362       8,478      34,855
      Net income                                         1,461         335         432         278       2,506
      Net income per share, diluted                     $ 0.23      $ 0.05      $ 0.07      $ 0.05      $ 0.40


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Lifeline Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 40 present fairly, in all material respects, the financial position of Lifeline Systems, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 40 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
February 7, 2001

                             LIFELINE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                             (Dollars in thousands)

                                                                                              2000              1999
                                                                                            --------          --------
ASSETS
Current assets:
      Cash and cash equivalents                                                             $  4,417          $  1,415
      Accounts receivable, net of allowance for doubtful
          accounts of $449 in 2000 and $706 in 1999                                            9,223             9,247
      Inventories                                                                              1,641             2,605
      Net investment in sales-type leases                                                      2,909             2,310
      Prepaid expenses and other current assets                                                  873               832
      Prepaid income taxes                                                                       636             1,013
      Deferred income taxes                                                                    1,986             1,788
                                                                                            --------          --------
          Total current assets                                                                21,685            19,210

Property and equipment, net                                                                   26,406            26,852
Net investment in sales-type leases                                                            5,073             5,747
Goodwill and other intangible assets, net                                                     11,204             5,551
Other assets                                                                                     160                25
                                                                                            --------          --------
          Total assets                                                                      $ 64,528          $ 57,385
                                                                                            ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                      $  2,576          $  1,801
      Accrued expenses                                                                         2,063             2,224
      Accrued payroll and payroll taxes                                                        2,985             2,133
      Accrued income taxes                                                                       232               140
      Deferred revenues                                                                          755               846
      Current portion of capital lease obligation                                                583               478
      Current portion of long term debt                                                          405               405
      Product warranty and other current liabilities                                             751               458
      Accrued restructuring and other non-recurring charges                                    1,341               656
                                                                                            --------          --------
          Total current liabilities                                                           11,691             9,141

Deferred income taxes                                                                          4,897             4,592
Deferred compensation                                                                            305               559
Long term portion of capital lease obligation                                                  1,531             1,779
Long term debt, net of current portion                                                         1,170             1,575
Accrued restructuring and other non-recurring charges, long term                               1,237              --
Other non-current liabilities                                                                    312              --
                                                                                            --------          --------
          Total liabilities                                                                   21,143            17,646

Commitments and contingencies

Stockholders' equity:
      Common stock, $0.02 par value, 20,000,000 shares authorized,
          6,641,554 shares issued in 2000 and 6,563,657 shares issued in 1999                    133               131
      Additional paid-in capital                                                              19,296            18,626
      Retained earnings                                                                       29,126            25,941
      Less: Treasury stock at cost, 621,089 shares in 2000 and 1999                           (4,556)           (4,556)
             Notes receivable - officer                                                         (550)             (400)
             Accumulated other comprehensive loss-cumulative translation adjustment              (64)               (3)
                                                                                            --------          --------
          Total stockholders' equity                                                          43,385            39,739
                                                                                            --------          --------
               Total liabilities and stockholders' equity                                   $ 64,528          $ 57,385
                                                                                            ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                    For the years ended December 31, 2000,
                                1999 and 1998
                    (In thousands except for per share data)

                                                                2000              1999              1998
                                                            --------          --------          --------
Revenues
      Services                                              $ 56,169          $ 47,024          $ 39,012
      Net product sales                                       23,875            22,237            24,485
      Finance and rental income                                1,445             1,531             1,387
                                                            --------          --------          --------

           Total revenues                                     81,489            70,792            64,884
                                                            --------          --------          --------

Costs and expenses
      Cost of services                                        36,588            29,201            22,308
      Cost of sales                                            7,233             6,736             6,986
      Selling, general, and administrative                    28,421            27,477            25,617
      Research and development                                 1,515             1,565             1,470
      Restructuring and other non-recurring charges            2,701             2,623            (1,010)
                                                            --------          --------          --------

           Total costs and expenses                           76,458            67,602            55,371
                                                            --------          --------          --------

Income from operations                                         5,031             3,190             9,513
                                                            --------          --------          --------

Other income (expense)
      Interest income                                            646               219               591
      Interest expense                                          (345)             (129)              (47)
      Other income (loss)                                        (28)              896               (81)
                                                            --------          --------          --------

           Total other income, net                               273               986               463
                                                            --------          --------          --------

Income before income taxes                                     5,304             4,176             9,976
Provision for income taxes                                     2,119             1,670             3,990
                                                            --------          --------          --------

Net income                                                     3,185             2,506             5,986

Other comprehensive income (loss), net of tax
      Foreign currency translation adjustments                   (37)               53               (11)
                                                            --------          --------          --------

Comprehensive income                                        $  3,148          $  2,559          $  5,975
                                                            ========          ========          ========

Net income per weighted average share:
      Basic                                                 $   0.53          $   0.43          $   1.03
                                                            ========          ========          ========
      Diluted                                               $   0.51          $   0.40          $   0.95
                                                            ========          ========          ========

Weighted average shares:
      Basic                                                    5,986             5,892             5,817
                                                            ========          ========          ========
      Diluted                                                  6,223             6,299             6,309
                                                            ========          ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 2000, 1999 and 1998
                            (Dollars in thousands)




                               Common Stock       Additional               Treasury Stock      Notes       Cumulative     Total
                               ----------------    Paid-in      Retained  -----------------   Receivable  Translation Stockholders'
                               Shares    Amount    Captial      Earnings   Shares     Amount   Officers   Adjustment   Equity
                               ---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997     5,783,202  $128     $16,340       $17,449    592,548   ($4,028)   ($100)      ($72)        $29,717

Exercise of stock options         37,364     1         386                                                                    387
Issuance of stock under
 employee stock purchase
 plan                             12,300               219                                                                    219
Cumulative translation
 adjustment                                                                                                   (18)            (18)
Net income                                                         5,986                                                    5,986
                               ---------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998     5,832,866   129      16,945        23,435    592,548    (4,028)    (100)       (90)         36,291

Purchase of treasury stock       (29,541)                                    29,541      (535)                               (535)
Issuance of treasury stock         1,000                 7                   (1,000)        7                                  14
Exercise of stock options        138,243     2       1,674                                        (300)                     1,376
Cumulative translation
 adjustment                                                                                                    87              87
Net income                                                         2,506                                                    2,506
                               ---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999     5,942,568   131      18,626        25,941    621,089    (4,556)    (400)        (3)         39,739

Exercise of stock options         58,797     2         467                                                                    469
Issuance of stock under
 employee stock puchase
 plan                             19,100               203                                                                    203
Issuance of note to officer                                                                       (250)                      (250)
Repayment of loan by officer                                                                       100                        100
Cumulative translation
 adjustment                                                                                                   (61)            (61)
Net income                                                         3,185                                                    3,185
                               ---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000     6,020,465  $133     $19,296       $29,126    621,089   ($4,556)   ($550)      ($64)        $43,385
                               ===================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2000, 1999, and 1998
                            (Dollars in thousands)


                                                                                2000              1999              1998
                                                                            --------          --------          --------
Cash flows from operating activities:
      Net income                                                            $  3,185          $  2,506          $  5,986
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Write off of fixed assets and intangibles                              314               916               136
          Non-cash portion of restructuring charge                             2,700               380              (155)
          Depreciation and amortization                                        7,404             5,712             4,221
          Treasury stock issued for employee compensation                       --                  14              --
          Provision for bad debts                                                 16               528               138
          Deferred income tax provision                                          107             1,494             1,383
          Deferred compensation                                                  (23)                4               603
      Changes in operating assets and liabilities:
          Accounts receivable                                                    (15)           (2,231)             (145)
          Inventories                                                            964            (1,109)             (121)
          Net investment in sales-type leases                                     75              (452)           (1,520)
          Prepaid expenses, other current assets and other assets                200               528              (698)
          Accounts payable, accrued expenses and other liabilities               478              (914)            1,331
          Accrued payroll and payroll taxes                                      866              (581)              957
          Income taxes payable                                                    97            (1,152)            1,080
          Accrued restructuring and other non-recurring charges                 (778)             (587)           (1,306)
                                                                            --------          --------          --------

               Net cash provided by operating activities                      15,590             5,056            11,890
                                                                            --------          --------          --------

Cash flows from investing activities:
      Purchases of investments                                                  --              (3,145)          (24,319)
      Sales and maturities of investments                                       --               9,841            23,473
      Additions to property and equipment                                     (4,772)           (9,162)           (9,171)
      Business purchases and other                                            (7,167)           (5,383)           (1,581)
                                                                            --------          --------          --------
               Net cash used in investing activities                         (11,939)           (7,849)          (11,598)
                                                                            --------          --------          --------
Cash flows from financing activities:
      Principal payments under long-term obligations                          (3,661)             (353)             (226)
      Proceeds from issuance of long term debt                                 2,747             2,025              --
      Proceeds from stock options exercised and
          employee stock purchase plan                                           441               353               606
      Issuance of note to officer                                               (250)             --                --
      Repayment of loan from officer                                             100              --                --
      Purchase of treasury stock                                                --                (535)             --
                                                                            --------          --------          --------
               Net cash (used in) provided by  financing activities             (623)            1,490               380
                                                                            --------          --------          --------
Net increase (decrease) in cash and cash equivalents                           3,028            (1,303)              672
                                                                            --------          --------          --------
Effect of foreign exchange on cash                                               (26)               16                11
                                                                            --------          --------          --------
Cash and cash equivalents at beginning of year                                 1,415             2,702             2,019
                                                                            --------          --------          --------
Cash and cash equivalents at end of year                                    $  4,417          $  1,415          $  2,702
                                                                            ========          ========          ========
Non-cash activity:
      Issuance of note receivable for exercise of stock option              $   --            $    300          $   --
      Acquistion related obligation                                              670              --                --
      Capital leases                                                             365             2,257              --
      Deferred compensation                                                      231             1,023              --
      Issuance of treasury stock for compensation                               --                  14              --


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Lifeline Systems, Inc. (the "Company") provides 24-hour personal response monitoring services to its subscribers, primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals. These subscribers communicate with the Company through products designed and marketed by the Company, consisting principally of a communicator which connects to the telephone line in the subscriber's home and a personal help button, which is worn or carried by the individual subscriber and which, when activated, initiates a telephone call from the subscriber's communicator to either the Company's central monitoring facilities or a local community hospital.

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

Equipment Leased to Others

The Company provides its local programs with a comprehensive set of monitoring and business support services, and as a result it rents its personal response products to those programs' subscribers. The Company records the products as property and equipment at cost, and depreciation is computed by the straight-line method over an estimated useful life of five years.

Goodwill and Other Intangible Assets

Goodwill is recorded at cost and amortized on a straight-line basis over its estimated useful life. During 2000, the Company recorded $1.5 million of goodwill in connection with the purchase of the assets of Argus Emergency Medical and recorded approximately $6.3 million of intangible assets related to agreements entered into with community hospitals for conversion to services provided by the Company. The intangible assets related to these agreements consist of the cost of purchasing the rights to service and/or manage the personal response systems program located in various stand-alone facilities. These agreements allow the Company to monitor and provide other related services to existing and future subscribers over the term of the agreements. The Company amortizes the acquisitions costs over the life of the agreements, which is typically five years.

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

Foreign Currency Translation

The financial statements of the Company's subsidiary outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in cumulative translation adjustment as a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of this subsidiary are included in net income.

Income Taxes

The Company accounts for income taxes under a liability approach. Under this approach, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Net Income Per Common Share

Net income per basic common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income per diluted common share is computed based on the weighted-average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of stock options calculated in accordance with SFAS No. 128, "Earnings per Share."

Industry Segments

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains sales and marketing operations in both the United States and Canada. Foreign revenues, from Canada, comprise less than 10% of the Company's total revenues, and the Company has no significant tangible assets in foreign countries.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash, cash equivalents, investments, and trade receivables. The Company provides its services primarily to hospitals and other healthcare institutions. The Company performs ongoing credit evaluations of its customers and, in the case of sales-type leases the leased equipment serves as collateral in the transactions. The Company has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity. The Company has not experienced any significant losses on these financial instruments.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation.

Newly Issued Accounting Standards

In December 1999, the SEC released Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company adopted SAB 101 for fiscal year ending December 31, 2000, and it did not have a material impact on the Company's financial position or results of operations.

In September 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all shipping and handling amounts billed to a customer in a sale transaction should represent revenues earned for the goods provided and therefore be classified as revenue. The Company adopted EITF Issue 00-10 in the fourth quarter of 2000, and it did not have a material effect on the Company's overall financial position or results of operations.

B.  INVENTORIES

Inventories consist of the following:

                                                           December 31,
                                                    ---------------------------
(Dollars in thousands)                                  2000          1999
-------------------------------------------------------------------------------

Purchased parts and assemblies                         $  --         $  100
Work in progress                                          --             10
Finished goods                                          1,641         2,495
-------------------------------------------------------------------------------
Total inventories                                      $1,641        $2,605
===============================================================================

C.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                           December 31,
                                                     --------------------------
(Dollars in thousands)                                  2000            1999
-------------------------------------------------------------------------------
Equipment                                            $22,608         $21,442
Furniture and fixtures                                   613             597
Equipment leased to others                            11,707          12,935
Equipment under capital leases                         3,535           3,170
Leasehold improvements                                 4,984           4,885
Capital in progress                                    1,230             786
                                                     --------------------------
                                                      44,677          43,815
Less: accumulated depreciation                       (18,271)        (16,963)
-------------------------------------------------------------------------------
Total property and equipment, net                    $26,406         $26,852
===============================================================================

During 2000, the Company wrote off nearly $3.9 million of fully depreciated equipment leased to others which is no longer in use. Accumulated depreciation amounted to $9,705,000 and $7,920,000 on equipment leased to others and $1,219,000 and $826,000 on equipment under capital leases at December 31, 2000 and 1999, respectively. In total, depreciation expense amounted to $5,225,000, $4,771,000, and $4,111,000 for the years ended December 31, 2000, 1999, and
1998, respectively.

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

The components of the net investment in sales-type leases are as follows:

                                                        December 31,
                                                ----------------------------
(Dollars in thousands)                             2000            1999
----------------------------------------------------------------------------
Minimum lease payments receivable               $10,480         $10,745
Less:  Unearned interest                          2,291           2,541
       Allowance for doubtful accounts              207             147
----------------------------------------------------------------------------
                                                  7,982           8,057
Less:  Current portion                            2,909           2,310
----------------------------------------------------------------------------
Net investment in sales-type leases             $ 5,073         $ 5,747
============================================================================

Future minimum lease payments due under non-cancellable sales-type leases at December 31, 2000 are as follows:

(Dollars in thousands)
2001                                                          $ 3,982
2002                                                            2,844
2003                                                            2,009
2004                                                            1,200
2005                                                              439
Thereafter                                                          6
----------------------------------------------------------------------
Total future minimum lease payments                           $10,480
======================================================================


As Lessee
In November 1997 the Company entered into a ten-year lease for a new corporate facility in Framingham, Massachusetts which the Company occupied in 1999. In November 1999 this lease was extended to fifteen years. Annual rental payments under the lease approximate $814,000. The lease includes scheduled base rent increases over the term of the lease. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments upon the commencement of the lease. In addition, the Company pays a monthly allocation of the building's operating expenses and real estate taxes. The Company has two renewal options of five years each.

The Company also has several operating lease arrangements for sales offices and office equipment that expire through 2005 and leases certain equipment under capital leases which expire through 2007. Capital lease obligations are collateralized by the related items. Capital leases total $3.5 million, which are comprised of $2.2 million for furniture and $1.3 million for equipment.

Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more are as follows for the years ended December 31,:

(Dollars in thousands)                         Capital Leases   Operating Leases
                                               ---------------------------------
2001                                                 $681           $1,223
2002                                                  592            1,208
2003                                                  356            1,188
2004                                                  302            1,283
2005                                                  302            1,209
Thereafter                                            130            8,741
-------------------------------------------------------------------------------
Total minimum lease payments                        2,363          $14,852
                                                             ==================
Less amount representing interest                     249
-------------------------------------------------------------
Present value of net minimum lease payments         2,114
Less current portion                                  583
-------------------------------------------------------------
Long-term obligation under capital leases          $1,531
=============================================================

Total rent expense under all operating leases was $1,358,000, $1,318,000, and $1,506,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

Calculation of per share earnings is as follows:

(In thousands except per share figures)
                                                2000          1999         1998
                                                ----          ----         ----
Basic:
-----
Net income                                    $3,185        $2,506       $5,986
Weighted average common shares outstanding     5,986         5,892        5,817

Net income per share, basic                   $ 0.53        $ 0.43       $ 1.03
                                              ======        ======       ======

Diluted:
--------
Net income for calculating diluted earnings
   per share                                  $3,185        $2,506       $5,986

Weighted average common shares outstanding     5,986         5,892        5,817
Common stock equivalents                         237           407          492
                                             -------       -------      -------
Total weighted average shares                  6,223         6,299        6,309

Net income per share, diluted                 $ 0.51        $ 0.40       $ 0.95
                                             =======       =======      =======

For the year ended December 31, 2000 options to purchase 484,114 shares at an average exercise price of $18.38 have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

Stock-Based Compensation Plans

The Company has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation." The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation."

In July 2000, the Company's stockholders approved the 2000 Stock Incentive Plan (the "2000 Plan"). The 2000 Plan provides that officers and key employees may be granted either nonqualified or incentive stock options for the purchase of the Company's common stock at the fair market value at the date of grant. The employee options granted generally become exercisable in three equal installments beginning on the first anniversary of the date of grant. Additionally, the 2000 Plan provides for an automatic annual grant to non-employee directors. The non-employee director options become exercisable in three equal installments with the first installment exercisable on the date of grant and an additional one-third becoming exercisable on each of the next two anniversary dates. The options expire ten years from date of grant.

In February 2000, the Board of Directors of the Company approved the 2000 Employee Stock Option Plan (the "2000 Option Plan"). This plan was authorized primarily to enable the Company to grant options in 2000 as part of its annual stock option program. No stockholder approval was sought for the 2000 Option Plan.

The 1994 and 1991 Stock Option Plans also remain in effect, providing for similar grants to officers and employees. The employee options granted generally become exercisable at a rate of 20% per year and expire ten years from the date of grant.

Certain options, as originally granted, became exercisable only to the extent the Company achieved specific financial goals. During 1995 these options were amended to provide for vesting on the earlier of the six-year anniversary of the date of grant or the original vesting schedule upon the achievement of the aforementioned financial goals. In 1998 the Company achieved the specific financial goals as outlined in the 1994 Plan and as such fully recognized the related compensation expense. No compensation expense was recorded in 2000 and 1999 while compensation expense of $603,000 was recorded in 1998. Accumulated deferred compensation was $305,000 and $559,000 at December 31, 2000 and 1999, respectively.

In July 1998, the Company's Board of Directors adopted a Shareholder Rights Plan in which common stock purchase rights were distributed as a dividend at the rate of one Right for each share of the Company's Common Stock outstanding as of the close of business on August 3, 1998. This plan was adopted as a means of deterring possible coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. Unless the Rights are redeemed or exchanged earlier, they will expire on July 24, 2008. No rights were exercised through December 31, 2000.

At December 31, 2000 shares available for future grants under all option plans were 340,411.

Net income and net income per share as reported in these financial statements and on a pro forma basis for the years ended December 31, 2000, 1999 and 1998, as if the fair value based method described in SFAS No. 123 had been adopted are as follows (in thousands, except per share data):

                                               2000       1999       1998
                                               ----       ----       ----
Net income                    As Reported    $3,185     $2,506     $5,986
                              Pro Forma      $2,603     $1,887     $5,388

Basic net income per share    As Reported     $0.53      $0.43      $1.03
                              Pro Forma       $0.43      $0.32      $0.93

Diluted net income per share  As Reported     $0.51      $0.40      $0.95
                              Pro Forma       $0.42      $0.31      $0.87

The effect of applying SFAS No. 123 for the purpose of providing pro forma disclosure may not be indicative of the effects on reported net income and net income per share for future years. The pro forma disclosures include the effects of all awards granted after January 1, 1996 and additional awards in future years are anticipated.

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: a risk-free interest rate of 6.4%, 6.0% and 5.5%; an expected life of 7 years in 2000 and 1999 and 6 years in 1998; expected volatility of 36%, 33% and 35%, and no expected dividends.

The following table summarizes all stock option plan activity for the years ended December 31:

                                      2000                        1999                         1998
                              --------------------       ----------------------       ----------------------
                                         Wgtd. Avg.                  Wgtd. Avg.                  Wgtd. Avg.
                             Shares      Exer. Price      Shares     Exer. Price       Shares    Exer. Price
                            -------      -----------      ------     -----------       ------    -----------
Outstanding
at beginning of year         909,523        $12.66        924,550        $10.71        831,410       $ 8.37
       Granted               209,500         11.52        134,000         18.00        163,084        23.69
       Exercised             (58,797)         4.33       (138,243)         4.60        (37,364)       10.36
       Cancelled or lapsed   (69,511)        16.66        (10,784)        15.51        (32,580)       16.28
                           ----------                  -----------                    ---------
Outstanding at end of year   990,715        $12.63        909,523        $12.66        924,550       $10.71
                           ==========                  ===========                    =========
Options exercisable
at year end                  615,926        $11.39        554,866         $9.86        542,090        $7.54

Weighted average fair value
of options granted at fair
market value durin the year                 $5.54                         $7.90                      $10.58

The following table summarizes information about stock options outstanding at December 31, 2000:

                          Options Outstanding                                    Options Exercisable
-----------------------------------------------------------------------     -------------------------------
                       Number       Weighted Average                          Number
   Range of         Outstanding         Remaining       Weighted Average    Exercisable    Weighted Average
Exercise Prices     at 12/31/00     Contracutal Life     Exercise Price     at 12/31/00     Exercise Price
---------------     -----------     ----------------     --------------     -----------     --------------
  $3.00-$5.00         191,897             2.1               $ 3.78           191,897            $ 3.78
   5.50-10.00         210,424             5.9                 7.94            96,434              6.81
  11.19-14.81         249,780             6.5                13.15           134,114             12.47
  16.19-19.88         207,320             7.1                17.83           101,854             17.49
  21.13-24.00         131,294             7.1                23.86            91,627             23.82
                    -----------                                             ----------
 $3.00-$24.00         990,715             5.7               $12.63           615,926            $11.39
                   ============                                             ==========

In July 2000, the stockholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP") whereby eligible employees may invest up to 10% of their base salary in shares of the Company's common stock. The purchase price of the shares is 85% of the fair market value of the stock on either the commencement date or the date of purchase whichever is lower. Under the Plan, 200,000 shares of common stock are available for purchase over ten offering periods through May 2005, of which approximately 189,233 shares remain available. During 2000 a total of 10,767 shares were issued under the ESPP.

In May 1995 the stockholders approved the 1995 ESPP similar to the 2000 ESPP noted above. The purchase price of the shares under this plan was 90% of the fair market value of the stock on either the commencement date or the date of purchase whichever was lower. Under the plan, 200,000 shares of common stock were available for purchase over ten offering periods through April 2000. Shares purchased under this plan totaled 8,333, 0 and 12,300 in 2000, 1999 and 1998, respectively. The weighted-average grant-date fair value of shares purchased under the 2000 ESPP and 1995 ESPP was $14.38 in 2000, and $19.80 in 1998. Approximately 141,483 shares remained under the 1995 ESPP when the plan terminated in April 2000.

For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 2000 and 1998: a risk free interest rate of 5.9% and 5.2%; an expected life of 6 months in each year; expected volatility of 39% and 30%; and no expected dividends.

Common Stock

In April 2000, the Company loaned $250,000 to its Chief Executive Officer, pursuant to a collateralized promissory note. The note, which bears interest at a rate of 6.94%, payable annually in arrears, is due April 5, 2005 and is collateralized by 25,641 shares of common stock of the Company.

In August 1999, the Company loaned $300,000 to its Chief Executive Officer, pursuant to a collateralized promissory note, for the exercise of a stock option which was to expire. The note, which bears interest at a rate of 6.77% per annum, payable annually in arrears, is due August 23, 2004 and is collateralized by 16,552 shares of common stock of the Company. The Chief Executive Officer has the right to put the shares back to the Company at a price equal to $16.3125 commencing April 30, 2001 for a period of eighteen months expiring October 30, 2002.

On September 11, 1995 the Company issued 8,939 shares of its common stock at a price of $11.188, which represented the fair market value of the common stock on that date, to an officer of the Company in exchange for a collateralized promissory note in the amount of $100,000 at an annual interest rate of 6.3%. The officer repaid the full promissory note on October 31, 2000.

F.   INCOME TAXES

The components of income before income taxes consists of the following:

                                              For the years ended December 31,
                                             ----------------------------------
(Dollars in thousands)                          2000        1999        1998
-------------------------------------------------------------------------------
Domestic                                      $4,198      $3,323      $9,480
Foreign                                        1,106         853         496
                                             ----------------------------------
                                              $5,304      $4,176      $9,976
                                             ==================================


The provision (benefit) for income taxes was computed as follows:

                                           For the years ended December 31,
                                          ----------------------------------
(Dollars in thousands)                      2000        1999        1998
----------------------------------------------------------------------------
Federal income taxes:
     Current                              $1,242       ($110)     $2,036
     Deferred                                 92       1,316       1,120
----------------------------------------------------------------------------
                                           1,334       1,206       3,156
----------------------------------------------------------------------------
State income taxes:
     Current                                 347          22         538
     Deferred                                 15         178         263
----------------------------------------------------------------------------
                                             362         200         801
----------------------------------------------------------------------------
Foreign income taxes                         423         264          33
----------------------------------------------------------------------------
Provision for income taxes                $2,119      $1,670      $3,990
============================================================================

Total deferred tax assets (liabilities) are as follows at December 31:

(Dollars in thousands)                                       2000       1999
-------------------------------------------------------------------------------
Total deferred tax assets                                  $ 1,986    $ 1,788
Total deferred tax liabilities                              (4,897)    (4,592)
-------------------------------------------------------------------------------
Net deferred tax liability                                ($ 2,911)  ($ 2,804)
===============================================================================

Deferred tax assets (liabilities) are comprised of the following significant items at December 31:
                                                             2000       1999
                                                           -------    -------
Current deferred tax assets:
  Inventory and warranty reserves                          $   667    $   579
  Restructuring reserve                                        584        253
  Deferred compensation                                        121        216
  Deferred revenue                                             188        260
  Accounts receivable reserves                                 213        315
  Accrued vacation and other reserves                          213        165
-------------------------------------------------------------------------------
Net current deferred tax asset                               1,986      1,788
-------------------------------------------------------------------------------
Noncurrent deferred tax assets (liabilities):
  Sales type leases                                         (4,144)    (4,142)
  Restructuring reserve                                        490         --
  Depreciation                                              (2,552)    (1,286)
  Amortization                                               1,309        836
-------------------------------------------------------------------------------
Net noncurrent deferred tax liability                       (4,897)    (4,592)
-------------------------------------------------------------------------------
Net deferred tax liability                                ($ 2,911)  ($ 2,804)
===============================================================================

The differences between the statutory U.S. federal income tax rate and the Company's effective tax rate are as follows:

                                             For the years ended December 31,
                                            ----------------------------------
(Dollars in thousands)                          2000       1999       1998
------------------------------------------------------------------------------
Provision at statutory rate                   $1,803     $1,420     $3,457
State income tax, net of federal tax effect      239        188        529
Tax exempt income                                 --         (2)       (34)
Goodwill                                          75         51         26
Foreign rate differences                          99         40         30
Other, net                                       (97)       (27)       (18)
-------------------------------------------------------------------------------
Provision for income taxes                    $2,119     $1,670     $3,990
===============================================================================

G.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution savings plan covering substantially all of its employees. The Company's contributions, which are included in selling, general and administrative expenses, were $471,000, $434,000, and $372,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

H.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to $2,678,000, $2,134,000, and $1,624,000 during 2000, 1999 and 1998, respectively. Interest paid was $334,000, $129,000, and $47,000 during 2000, 1999 and 1998, respectively.

I.  GOODWILL AND INTANGIBLES

During 2000, the Company recorded approximately $6.3 million of intangible assets related to agreements entered into with community hospitals for conversion to services provided by the Company. At December 31, 2000, approximately $0.4 million remained to be paid by the Company under these agreements. The intangible assets related to these agreements consist of the cost of purchasing the rights to service and/or manage the personal response systems program located in various stand-alone facilities. These agreements allow the Company to monitor and provide other related services to existing and future subscribers over the term of the agreements. The Company amortizes the acquisition costs over the life of the agreements, which is typically five years.

In September 2000, Lifeline Systems, Canada, a wholly owned subsidiary of the Company, completed the acquisition of the Argus Emergency Medical division of Microtec Enterprises Inc. of Quebec, Canada. Argus provided personal response services similar to the services provided by the Company. The purchase price was approximately $1.5 million of which $1.1 million was paid at the closing with the remainder to be paid during 2001 and 2002. This acquisition was accounted for as a purchase transaction, and the resulting goodwill is being
amortized over an estimated life of 10 years.   The results of the acquired
business are included in the Company's consolidated financial statements from the date of acquisition and did not have a material impact on 2000 operating results.

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

Goodwill and intangible amortization expense was $2,171,000, $954,000, and $110,000, for the years ended 2000, 1999 and 1998, respectively. Accumulated goodwill and intangible amortization amounted to $3,225,000 and $1,054,000 as of December 31, 2000 and 1999, respectively.

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

On September 2, 1999, the Company and Protection One mutually agreed to terminate their proposed merger agreement. In September 1999, the Company recorded a pre-tax charge of $423,000 for unreimbursed costs incurred in connection with the proposed merger. These costs included such items as investment banker, legal and independent accountant fees. During the fourth quarter of 2000, the Company reversed $134,000 of these unpaid, unreimbursed costs.

In September 2000, the Company recorded a pre-tax non-recurring charge of approximately $2.7 million for costs it expects to incur to address erroneous low-battery signals in some of its personal help buttons. Included in the non-recurring charge are anticipated material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and the cost of installer visits to subscriber homes to replace the buttons.

At December 31, 2000, accrued restructuring and other non-recurring charges of nearly $2,578,000 included approximately $85,000 of total remaining severance costs and $2.5 million of costs associated with the anticipated cost of addressing erroneous low-battery signals in personal help buttons.

The following is a summary of activity for 2000:

                                                        December 31,   Amounts    Amounts      Amounts     December 31,
                                                           1999        Recorded   Utilized     Reversed       2000
                                                     ---------------------------------------------------------------------
Reduction of workforce                                     $522                   ($437)                     $   85
 and other cash flows

Unreimbursed merger costs                                   134                                 ($134)            -

Erroneous low battery                                         -        $2,700      (207)                       2,493
 signals
                                                     ----------------------------------------------------------------------

Total                                                      $656        $2,700     ($644)         ($134)       $2,578
                                                     ======================================================================

K.  LONG TERM DEBT

In June 1999, the Company entered into an amended and restated $10.0 million line of credit which was originally obtained in April 1998. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of
no more than 1.0 to 1.0.   In addition, there are certain negative covenants
that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The Company was not in compliance with certain financial covenants during the first and third quarters of 2000. It obtained waivers from its bank for these covenants for the quarters ended March 31, 2000 and September 30, 2000. This line of credit matures on June 30, 2002, and as of December 31, 2000 the Company had $1.6 million outstanding under this line.

The agreement has two components, the first being a working line of credit. Borrowings under this portion of the line of credit are based on the London
Interbank Offered Rate (LIBOR) interest rate plus 0.75%.   The other component
of this agreement is the ability to convert up to $5 million dollars into a five year fixed loan at the Bank's prime interest rate at the date of conversion. As of December 31, 2000 the Company had $1.6 million outstanding under this line at
an interest rate of approximately 7.5%.   Principal payments are to be made in
monthly installments.

Future line of credit loan payments at December 31, 2000 are as follows:

(Dollars in thousands)

2001                                               $509
2002                                                478
2003                                                447
2004                                                371
--------------------------------------------------------
Total                                             1,805
Less amount representing interest                   230
--------------------------------------------------------
Total principal payments                          1,575
Less current portion                                405
--------------------------------------------------------
Total long-term principal payments               $1,170
========================================================

L.    SEGMENT INFORMATION

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information regarding operating segments and related disclosures about products and services, geographic areas and major customers.

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains sales and marketing operations in both the United States and Canada.

GEOGRAPHIC SEGMENT DATA

Net revenues to external customers are based on the location of the customer. Geographic information as of December 31, 2000, 1999 and 1998 and for the years then ended is presented as follows:


                                        2000            1999          1998
                          ------------------------------------------------
Net Sales:
    United States                    $75,199         $65,579       $60,523
    Canada                             6,290           5,213         4,361
                          ------------------------------------------------
                                     $81,489         $70,792       $64,884
                          ================================================

Net Income (Loss):
    United States                    $ 2,502         $ 2,305       $ 6,096
    Canada                               683             201          (110)
                          ------------------------------------------------
                                     $ 3,185         $ 2,506       $ 5,986
                          ================================================

Total Assets:
    United States                    $58,725         $53,970       $49,348
    Canada                             5,803           3,415         3,156
                          ------------------------------------------------
                                     $64,528         $57,385       $52,504
                          ================================================



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information under the heading "Election of Directors" in the Company's definitive proxy material for its 2001 annual meeting of stockholders is incorporated herein by reference. Information concerning officers of the Company appears in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

  The information under the heading "Executive Compensation," excluding the "Compensation Committee Report on Executive Compensation" and the Stock Price Performance Graph in the Company's definitive proxy material for its 2001 annual meeting of stockholders, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security ownership of certain beneficial owners: The information under the heading "Beneficial Ownership of Common Stock" in the Company's definitive proxy material for its 2001 annual meeting of stockholders is incorporated herein by reference.

     (b) Security ownership of management: The information under the heading "Beneficial Ownership of Common Stock" in the Company's definitive proxy material for its 2001 annual meeting of stockholders is incorporated herein by reference.

     (c)  Changes in control:  None known.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the heading "Certain Relationships and Related Transactions," in the Company's definitive proxy material for its 2001 annual meeting of stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS

     The following consolidated financial statements of LIFELINE SYSTEMS, INC. and the report of independent accountants relating thereto, are set forth in
Item 8 of this Annual Report on Form 10-K on the pages indicated.

                                                                Pages
                                                                -----

Report of Independent Accountants                                  17

Consolidated Balance Sheets as of December 31, 2000 and 1999       18

Consolidated Statements of Income and Comprehensive Income
 for the years ended December 31, 2000, 1999, and 1998             19

Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 2000, 1999, and 1998            20

Consolidated Statements of Cash Flows for the years
  ended December 31, 2000, 1999, and 1998                          21

Notes to Consolidated Financial Statements                      22-38

(A)(2) FINANCIAL STATEMENT SCHEDULE

     The following financial statement schedule of LIFELINE SYSTEMS, INC. is filed herewith and included in ITEM 14 (a)(2) on the pages indicated below.

                                                                 Pages
                                                                 -----

Schedule II - Valuation and Qualifying Accounts for
the years ended December 31, 2000, 1999 and 1998                    49


     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

(B)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2000.

(C)  EXHIBITS

     The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index, which appears on pages 42 through 48 hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LIFELINE SYSTEMS, INC.


March 26, 2001                               By:  /s/ Ronald Feinstein
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

Signature                             Capacity                     Date
------------------------  ---------------------------------   --------------

/s/ L. Dennis Shapiro     Chairman of the Board               March 26, 2001
------------------------                                      --------------
L. Dennis Shapiro

/s/ Ronald Feinstein      Chief Executive Officer,            March 26, 2001
------------------------  President and Director (Principal   --------------
Ronald Feinstein          Executive Officer)


/s/ Dennis M. Hurley      Senior Vice President of Finance    March 26, 2001
------------------------  (Principal Financial and            --------------
Dennis M. Hurley          Accounting Officer)


/s/ Everett N. Baldwin    Director                            March 26, 2001
------------------------                                      --------------
Everett N. Baldwin

/s/ Joseph E. Kasputys    Director                            March 26, 2001
------------------------                                      --------------
Joseph E. Kasputys

/s/ Carolyn C. Roberts    Director                            March 26, 2001
------------------------                                      --------------
Carolyn C. Roberts

/s/ Gordon C. Vineyard    Director                            March 26, 2001
------------------------                                      --------------
Gordon C. Vineyard

                                 EXHIBIT INDEX

  The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

EXHIBIT NO.   EXHIBIT                                                            SEC DOCUMENT REFERENCE
------------  --------------------------------------------------                 ---------------------------------------------------
EXHIBIT 3.    ARTICLES OF INCORPORATION AND BY-LAWS

  3.1         Articles of Organization of Lifeline Systems,
              Inc., as amended.                                                  2-84060 Exhibit 3.1

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

  4.2         Shareholder Rights Plan dated July 24, 1998                        8-K dated August 5, 1998

  4.3         Amendment Number 1 to Shareholder                                  10Q for the quarter ended
              Rights Plan dated October 18, 1998                                 September 30, 1998 Exhibit 4.3

EXHIBIT 10.   MATERIAL CONTRACTS

 10.01        Registrant's 1982 Incentive Stock Option Plan                      2-84060 Exhibit 10.19
              and form of Option Agreement.

 10.02        Registrant's 1982-A Incentive Stock Option Plan                    2-84060 Exhibit 10.20
              and form of Option Agreement.

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

 10.05        Amendments to Registrant's 1986 Incentive                          1987 10K Exhibit 10.13
              Stock Option Plan.

 10.06        Registrant's 1982 Incentive Stock Option Plan,                     1988 10K Exhibit 10.14
              as amended.

 10.07        Registrant's 1982-A Incentive Stock Option Plan,                   1988 10K Exhibit 10.15
              as amended.

 10.08        Amendment to Registrant's 1986 Incentive                           Proxy Statement filed
              Stock Option Plan.                                                 April 13, 1989 (0-13617)

 10.09        Registrant's 1991 Stock Option Plan.                               1990 10K Exhibit 10.37

EXHIBIT NO.  EXHIBIT                                                SEC DOCUMENT REFERENCE
-----------  --------------------------------------------------     ---------------------------------------------------
 10.10       Form of Non-statutory Stock Option Agreement
             for Registrant's 1991 Stock Option Plan.               1992 10K Exhibit 10.32

 10.11       Form of Special Non-statutory Stock Option
             Agreement for Registrant's 1991 Stock Option Plan.     1992 10K Exhibit 10.33

 10.12       Lease Agreement between the Registrant and
             the Massachusetts Institute of Technology,
             dated April 3, 1992.                                   1992 10K Exhibit 10.34

 10.13       First Amendment to Lease Agreement dated April 3,
             1999 between the Registrant and the Massachusetts
             Institute of Technology, dated August 25, 1992.        1992 10K Exhibit 10.35

 10.14       Amended Employment and Noncompetition Agreement
             between Ronald Feinstein and the Registrant,
             dated August 27, 1992.                                 1992 10K Exhibit 10.36

 10.15       Secured Promissory Note between Ronald Feinstein
             and the Registrant, dated September 1, 1992.           1992 10K Exhibit 10.37

 10.16       Security and Pledge Agreement between
             Ronald Feinstein and the Registrant,
             date September 1, 1992.                                1992 10K Exhibit 10.38

 10.17       Non-statutory Stock Option Agreement, as amended,
             between Ronald Feinstein and the Registrant,
             dated August 27, 1992.                                 1992 10K Exhibit 10.39

 10.18       Special Non-statutory Stock Option Agreement, as
             amended, between Ronald Feinstein and the Registrant,
             dated August 27, 1992.                                  1992 10K Exhibit 10.40

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

 10.21       Second Amendment to Lease Agreement
             dated August 31, 1989 and Consent to
             Assignment of Lease between the Registrant
             and Tierrasanta 234 dated September 9, 1993.            1993 10K Exhibit 10.44

 10.22       Letter Agreement between Ronald Feinstein
             and the Registrant dated March 4, 1994.                 1993 10K Exhibit 10.45


EXHIBIT NO.   EXHIBIT                                               SEC DOCUMENT REFERENCE
------------  --------------------------------------------------    ---------------------------------------------------
 10.23        Nonstatutory Stock Option Agreement between
              Ronald Feinstein and the Registrant dated
              February 11, 1994.                                    1993 10K Exhibit 10.46

 10.24        Third Amendment to Lease Agreement dated April 3,     10Q for the Quarter
              1992 between the Registrant and the Massachusetts     ended March 31, 1993
              Institute of Technology                               Exhibit 10.47

 10.25        Registrant's 1994 Stock Option Plan.                  1994 10K Exhibit 10.48

 10.26        Form of Non-statutory Stock Option Agreement
              for Registrant's 1994 Stock Option Plan.              1994 10K Exhibit 10.49

 10.27        Form of Special Non-statutory Stock Option
              Agreement for Registrant's 1994 Stock Option Plan.    1994 10K Exhibit 10.50

 10.28        Master Lease Agreement between Registrant and
              Bell Atlantic-TriCon Leasing Corporation              1994 10K Exhibit 10.51

 10.29        Master Lease Agreement between Registrant and
              U.S. Leasing Corporation                              1994 10K Exhibit 10.52

 10.30        Secured Promissory Note between Thomas E. Loper
              and the Registrant, dated September 11, 1995.         1995 10K Exhibit 10.30

 10.31        Security and Pledge Agreement between
              Thomas E. Loper and the Registrant dated
              September 11, 1995.                                   1995 10K Exhibit 10.31

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

 10.33        Form of the Non-statutory Stock Option
              Agreement to Registrant's 1991 Stock
              Option Plan                                           1995 10K Exhibit 10.33

 10.34        Form of the Non-statutory Stock Option
              Agreement to Registrant's 1994 Stock Option Plan      1995 10K Exhibit 10.34

 10.35        1995 Employee Stock Purchase Plan                     1995 10K Exhibit 10.35

 10.36        Revolving Credit Agreement between
              the First National Bank of Boston and the
              Registrant, dated November 30, 1995                   1995 10K Exhibit 10.36



EXHIBIT NO.   EXHIBIT                                             SEC DOCUMENT REFERENCE
------------  --------------------------------------------------  ---------------------------------------------------
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

 10.39        Stock purchase agreement between
              Lifeline Systems (Canada), Inc. and                 10Q for the quarter ended
              Len Wechsler dated July 3, 1996                     September 30, 1996, Exhibit 10.61

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

 10.48        Master Agreement for Professional Services
              between Cambridge Technology Partners and
              the Registrant dated June 16, 1997                  1997 10K Exhibit 10.48



EXHIBIT NO.   EXHIBIT                                                               SEC DOCUMENT REFERENCE
------------  ------------------------------------------------------                ----------------------------------------------
 10.49        Form of Change in Control Agreement for
              for the following Named Executives:
              Mr. Richard Reich, Mr. Thomas Loper,
              Mr. Dennis Hurley, Mr. John Gugliotta                                 1997 10K Exhibit 10.49

 10.50        Fourth Amendment to Lease Agreement dated
              April 3, 1992 between the Registrant                                  10Q for the quarter ended
              and the Massachusetts Institute of Technology                         March 31, 1998 Exhibit 10.50

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

 10.53        Lease agreement between the Registrant and                            10Q for the quarter ended
              Triangle Realty Trust dated August, 1998                              September 30, 1998 Exhibit 10.53

 10.54        Amended and Restated Agreement and Plan of
              Contribution and Merger dated
              October 28, 1998                                                      8-K dated October 30,1998

 10.55        Lease Termination Agreement between the Registrant
              and Massachusetts Institute of Technology
              dated January 29, 1999.                                               1998 10K Exhibit 10.55

 10.56        Sublease Agreement between the Registrant and
              Millennium Pharmaceuticals, Inc. dated January 29, 1999               1998 10K Exhibit 10.56

 10.57        Consent to Sublease and Agreement between the Registrant,
              Massachusetts Institute of Technology and Millennium
              Pharmaceuticals, Inc. dated January 29, 1999                          1998 10K Exhibit 10.57

 10.58        Notice of Termination of Lease dated January 29, 1999                 1998 10K Exhibit 10.58

 10.59        Asset Purchase Agreement dated November 13, 1998
              between the Registrant and Homemakers Upstate Group                   1998 10K Exhibit 10.59

 10.60        Master Lease Agreement between the Registrant and Andover             10Q for the quarter ended
              Capital Group dated March 11, 1999                                    March 31, 1999 Exhibit 10.60


 10.61        Loan Document Modification Agreement between
              State Street Bank and Trust Company                                   10Q for the quarter ended
              and the Registrant dated June 30, 1999                                September 30, 1999 Exhibit 10.61


EXHIBIT NO.   EXHIBIT                                                               SEC DOCUMENT REFERENCE
------------  ------------------------------------------------------                ----------------------------------------------
 10.62        Amended and Restated Note between State Street
              Bank and Trust Company and the                                        10Q for the quarter ended
              Registrant dated June 30, 1999                                        September 30, 1999Exhibit  10.62

 10.63        Secured Promissory Note between
              Ronald Feinstein and the Registrant,                                  10Q for the quarter ended
              dated August 23, 1999                                                 September 30, 1999 Exhibit 10.63

 10.64        Security and Pledge Agreement between Ronald                          10Q for the quarter ended
              Feinstein and the Registrant, dated August 23, 1999                   September 30, 1999 Exhibit 10.64

 10.65        The supply agreement between theAdemco Group
              a division of Honeywell International, Inc.,
              formerly the Pittway Corporation and the
              Registrant dated December 29, 1999                                    1999 10-K Exhibit 10.65

 10.66        Termination Agreement, Mutual Releases and
              Covenants Not to Sue between Protection One
              and the Registrant dated September 2, 1999                            1999 10-K Exhibit 10.66

 10.67        Second amendment to lease agreement between
              Registrant and Bishop/Clark Associates
              Limited Partnership dated November 18, 1999                           1999 10-K Exhibit 10.67

 10.68        Agreement for Purchase and Sale of
              Common Stock between Ronald Feinstein                                 10-Q for the quarter ended
              and the Registrant, dated August 23, 1999                             March 31, 2000 Exhibit 10.68

 10.69        Secured Promissory Note between Ronald                                10-Q for the quarter ended
              Feinstein and the Registrant, dated April 5, 2000                     March 31, 2000 Exhibit 10.69

 10.70        Security and Pledge Agreement between Ronald                          10-Q for the quarter ended
              Feinstein and the Registrant, dated April 5, 2000                     March 31, 2000 Exhibit 10.70

 10.71        Amended Employment Agreement bewteen Len Wechsler                     10-Q for the quarter ended
              and Lifeline Systems, Canada, dated July 2000                         June 30, 2000 Exhibit 10.71

 10.72        Registrant's 2000 Stock Incentive Plan                                10-Q for the quarter ended
                                                                                    June 30, 2000 Exhibit 10.72

 10.73        Registrant's 2000 Employee Stock Option Plan                          10-Q for the quarter ended
                                                                                    June 30, 2000 Exhibit 10.73


EXHIBIT NO.   EXHIBIT                                                               SEC DOCUMENT REFERENCE
------------  ------------------------------------------------------                ----------------------------------------------
Filed herewith:
10.74         Tax Increment Financing Agreement between
                   Registrant and Town of Framingham dated
                   October 25, 2000



EXHIBIT 21.   SUBSIDIARIES.

Filed herewith:
     21.1     Subsidiaries of Lifeline Systems, Inc.

EXHIBIT 23.   CONSENTS OF EXPERTS AND COUNSEL.

Filed herewith:
     23.1     Consent of PricewaterhouseCoopers LLP

                            LIFELINE SYSTEMS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the years ended December 31, 2000, 1999, AND 1998
                             (Dollars in thousands)



                                                           Additions
                                         Balance at        Charged to
                                         Beginning          Costs &                              Balance at
Description                               of Year           Expenses        Deductions/(1)/      End of Year
------------------------------------  ----------------    ------------    --------------------  -------------
2000
------------------------------------
Allowance for doubtful receivables:
 Trade accounts receivable                 $706              $ 16                  $273             $449
 Lease receivables                          147                60                     -              207
                                           ----              ----                  ----             ----
  Total                                    $853              $ 76                  $273             $656

1999
------------------------------------
Allowance for doubtful receivables:
 Trade accounts receivable                 $239              $528                  $ 61             $706
 Lease receivables                          190                 -                    43              147
                                           ----              ----                  ----             ----
  Total                                    $429              $528                  $104             $853

1998
------------------------------------
Allowance for doubtful receivables:
 Trade accounts receivable                 $216              $138                  $115             $239
 Lease receivables                          190                 -                     -              190
                                           ----              ----                  ----             ----
  Total                                    $406              $138                  $115             $429



1)  Uncollectible accounts and adjustments.