Form 10-Q
period 2001-03-31
LIFELINE SYSTEMS INC
filed 2001-05-11
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001             Commission File Number 0-13617


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

                               ________________


Securities registered pursuant to Section 12(b) of the Act:              NONE

Securities registered pursuant to Section 12(g) of the Act:


                         Common stock $0.02 par value
                         ----------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.          Yes    X       No_________
                                                ------

Number of shares outstanding of the issuer's class of common stock as of April 30, 2001: 6,101,233

                            LIFELINE SYSTEMS, INC.
                                     INDEX

                                                                         PAGE
PART  I.       FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS

        Consolidated Balance Sheets - March 31, 2001
               and December 31, 2000                                        3

        Consolidated Statements of Income and Comprehensive Income -
               Three months ended March 31, 2001 and 2000                   4

        Consolidated Statements of Cash Flows - Three months
               ended March 31, 2001 and 2000                                5

        Notes to Consolidated Financial Statements                       6-10

    ITEM 2.

        Management's Discussion and Analysis of Results of
               Operations and Financial Condition                       11-16

    ITEM 3.

        Quantitative and Qualitative Disclosures about Market Risk         16


PART II.       OTHER INFORMATION

    ITEM 6.

        Exhibits and Reports on Form 8-K                                   16


SIGNATURES                                                                 17

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)

                                                                                           March 31,     December 31,
                                                                                              2001           2000
                                                                                              ----           ----
ASSETS                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                            $    1,719     $    4,417
     Accounts receivable, net                                                                  9,510          9,223
     Inventories                                                                               1,775          1,641
     Net investment in sales-type leases                                                       2,907          2,909
     Prepaid expenses and other current assets                                                   997            873
     Prepaid income taxes                                                                        636            636
     Deferred income taxes                                                                     1,759          1,986
                                                                                          ----------     ----------
        Total current assets                                                                  19,303         21,685

Property and equipment, net                                                                   27,331         26,406
Goodwill and other intangible assets, net                                                     10,945         11,204
Net investment in sales-type leases                                                            4,825          5,073
Other assets                                                                                     306            160
                                                                                          ----------     ----------
        Total assets                                                                      $   62,710     $   64,528
                                                                                          ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $    1,900     $    2,576
     Accrued expenses                                                                          2,412          2,063
     Accrued payroll and payroll taxes                                                         1,107          2,985
     Deferred revenues                                                                           799            755
     Current portion of capital lease obligation                                                 650            583
     Current portion of long term debt                                                           452            405
     Product warranty and other current liabilities                                              615            983
     Accrued restructuring and other non-recurring charges                                     1,079          1,341
                                                                                          ----------     ----------
        Total current liabilities                                                              9,014         11,691

Deferred income taxes                                                                          4,673          4,897
Deferred compensation and other non-current liabilities                                          577            617
Long term portion of capital lease obligation                                                  1,497          1,531
Long term debt, net of current portion                                                         1,069          1,170
Accrued restructuring and other non-recurring charges, long term                               1,237          1,237
                                                                                          ----------     ----------
        Total liabilities                                                                     18,067         21,143
Commitments and contingencies
Stockholders' equity:
     Common stock, $.02 par value, 20,000,000 shares authorized, 6,673,187 shares issued at March 31, 2001 and 6,641,554 shares
        issued at December 31, 2000                                                              133            133
     Additional paid-in capital                                                               19,609         19,296
     Retained earnings                                                                        30,244         29,126
     Less: Treasury stock at cost, 621,089 shares at March 31, 2001
           and December 31, 2000                                                              (4,556)        (4,556)
           Notes receivable - officer                                                           (550)          (550)
           Accumulated other comprehensive loss/cumulative translation adjustment               (237)           (64)
                                                                                          ----------     ----------
        Total stockholders' equity                                                            44,643         43,385
                                                                                          ----------     ----------
        Total liabilities and stockholders' equity                                        $   62,710     $   64,528
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

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                   (In thousands except for per share data)
                                  (Unaudited)

                                                                                  Three months ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                 2001           2000
                                                                                 ----           ----
Revenues

     Services                                                                 $   15,806     $    13,104
     Net product sales                                                             5,385           5,322
     Finance and rental income                                                       373             361
                                                                              ----------     -----------

         Total revenues                                                           21,564          18,787
                                                                              ----------     -----------

Costs and expenses

     Cost of services                                                              9,510           8,759
     Cost of sales                                                                 1,858           1,692
     Selling, general, and administrative                                          7,851           6,461
     Research and development                                                        391             334
                                                                              ----------     -----------

         Total costs and expenses                                                 19,610          17,246
                                                                              ----------     -----------

Income from operations                                                             1,954           1,541
                                                                              ----------     -----------

Other income (expense)
     Interest income                                                                  57             102
     Interest expense                                                                (71)            (84)
     Other income (expense)                                                          (44)              5
                                                                              ----------     -----------

         Total other income (expense), net                                           (58)             23
                                                                              ----------     -----------

Income before income taxes                                                         1,896           1,564
Provision for income taxes                                                           778             641
                                                                              ----------     -----------

Net income                                                                         1,118             923
Other comprehensive income, net of tax
     Foreign currency translation adjustments                                       (102)             (8)
                                                                              ----------     -----------

Comprehensive Income                                                          $    1,016     $       915
                                                                              ==========     ===========

Net income per weighted average share:

     Basic                                                                    $     0.18     $      0.16
                                                                              ==========     ===========
     Diluted                                                                  $     0.18     $      0.15
                                                                              ==========     ===========

Weighted average shares:
     Basic                                                                         6,047           5,952
                                                                              ==========     ===========
     Diluted                                                                       6,307           6,160
                                                                              ==========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)
                                  (Unaudited)


                                                                                              Three months ended
                                                                                                   March 31,
                                                                                          ---------------------------
                                                                                            2001             2000
                                                                                          --------         --------
Cash flows from operating activities:
     Net income                                                                           $  1,118         $    923
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Write off of fixed assets                                                               -               38
         Depreciation and amortization                                                       2,163            1,789
         Deferred income taxes                                                                   3              499
         Deferred compensation                                                                 (35)            (130)
     Changes in operating assets and liabilities:

         Accounts receivable                                                                  (333)           1,203
         Inventories                                                                          (134)             843
         Net investment in sales-type leases                                                   250             (104)
         Prepaid expenses, other current assets and other assets                              (274)            (333)
         Accrued payroll and payroll taxes                                                  (1,857)          (1,334)
         Accounts payable, accrued expenses and other liabilities                             (303)          (1,254)
         Income taxes payable                                                                 (218)               -
         Accrued restructuring charge                                                         (262)             (83)
                                                                                          --------         --------
             Net cash provided by operating activities                                         118            2,057
                                                                                          --------         --------

Cash flows from investing activities:

     Additions to property and equipment                                                    (2,273)            (589)
     Business purchases and other                                                             (521)            (789)
                                                                                          --------         --------
             Net cash used in investing activities                                          (2,794)          (1,378)
                                                                                          --------         --------

Cash flows from financing activities:

     Principal payments under long term obligations                                           (259)            (220)
     Proceeds from issuance of long term debt                                                    -            1,000
     Net proceeds (payments) under short-term borrowings                                        47                -
     Proceeds from issuance of common stock                                                    242              153
                                                                                          --------         --------
             Net cash provided by financing activities                                          30              933
                                                                                          --------         --------

Effect of foreign exchange on cash                                                             (52)             (14)
                                                                                          --------         --------
Net increase (decrease) in cash and cash equivalents                                        (2,698)           1,598
Cash and cash equivalents at beginning of period                                             4,417            1,415
                                                                                          --------         --------
Cash and cash equivalents at end of period                                                $  1,719         $  3,013
                                                                                          ========         ========
Non-cash activity:
     Capital leases                                                                       $    192         $    129
     Deferred compensation                                                                      71              130

  The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of March 31, 2001 and the consolidated statements of income and cash flows for the three months ended March 31, 2001 and 2000.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2001, for the year ended December 31, 2000.

    Certain amounts in the prior year have been reclassified from cost of sales to revenue to conform to the current year presentation.

    The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

2.  Details of certain balance sheet captions are as follows (in thousands):


                                                              March 31,             December 31,
                                                                2001                   2000
                                                            -------------           ------------
Inventories:
      Purchased parts and assemblies                        $          87           $         -
      Work-in-process                                                   -                     -
      Finished goods                                                1,688                 1,641
                                                            -------------           -----------
                                                            $       1,775           $     1,641
                                                            =============           ===========

Property and equipment:
      Equipment                                             $      22,952           $    22,608
      Furniture and fixtures                                          613                   613
      Equipment leased to others                                   12,618                11,707
      Equipment under capital leases                                3,727                 3,535
      Leasehold improvements                                        5,186                 4,984
      Capital in progress                                           1,896                 1,230
                                                            -------------           -----------
                                                                   46,992                44,677
      Less:  accumulated depreciation and amortization            (19,661)              (18,271)
                                                            -------------           -----------
      Total property and equipment, net                     $      27,331           $    26,406
                                                            =============           ===========

3.  The calculation of per share earnings is as follows:

(In thousands except per share figures)


                                                                       Three months ended
                                                                            March 31,
                                                                  ------------------------------
                                                                     2001                2000
                                                                  ----------          ----------
Basic:
------
Net income                                                        $   1,118           $     923
Weighted average common shares outstanding                            6,047               5,952
Net income per share, basic                                       $    0.18           $    0.16
                                                                  ==========          ==========

Diluted:
--------
Net income for calculating diluted earnings per share             $   1,118           $     923
Weighted average common shares outstanding                            6,047               5,952
Common stock equivalents                                                260                 208
                                                                  ----------          ----------
Total weighted average shares                                         6,307               6,160
Net income per share, diluted                                     $    0.18           $    0.15
                                                                  ==========          ==========


For the three months ended March 31, 2001 and 2000, options to purchase 345,087 and 558,464 shares, respectively at an average exercise price of $19.81 and $17.64, respectively have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

4.   SEGMENT INFORMATION

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains sales, marketing and monitoring operations in both the United States and Canada.

Geographic Segment Data

Net sales from external customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended March 31, 2001 and 2000 and the financial position as of March 31, 2001 and December 31, 2000 is presented as follows:

                                            March 31,    March 31,
                                              2001          2000
                                          ---------------------------
                   Net Sales:
                     United States             $ 19,816     $ 17,301
                     Canada                       1,748        1,486
                                          ---------------------------
                                               $ 21,564     $ 18,787
                                          ===========================

                   Net Income:
                     United States             $    982     $    797
                     Canada                         136          126
                                          ---------------------------
                                               $  1,118     $    923
                                          ===========================


                                            March 31,    December 31,
                                               2001          2000
                                           --------------------------
                   Total Assets:
                      United States            $ 56,686     $ 58,725
                      Canada                      6,024        5,803


                                           --------------------------
                                               $ 62,710     $ 64,528
                                           ==========================

5.      RESTRUCTURING AND NON RECURRING CHARGES

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

At March 31, 2001, accrued restructuring and other non-recurring charges of approximately $2.3 million included nearly $73,000 of total remaining severance costs, previously disclosed, and $2.2 million of costs associated with the anticipated cost of addressing erroneous low-battery signals in personal help buttons.

The following is a roll-forward of accrued restructuring and non-recurring charges for the three months ended March 31, 2001:

                          December 31,        Amounts      March 31,
                              2000           Utilized         2001
                         --------------------------------------------

Reduction of workforce              $85        ($12)             $73
and other cash flows

Erroneous low battery             2,493        (250)           2,243
signals
                         --------------------------------------------
Total                            $2,578       ($262)          $2,316
                         ============================================

6.   LONG TERM DEBT

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The line of credit matures on June 30, 2002, and as of March 31, 2001 the Company had $1.5 million outstanding under this line.

7.   GOODWILL AND INTANGIBLES

During the first three months of 2001, the Company paid approximately $0.5 million to local community hospitals for conversion to services provided by the Company. The intangible assets related to these agreements consist of the cost of purchasing the rights to service and/or manage the personal response systems program located in various stand-alone facilities. These agreements allow the Company to monitor and provide other related services to existing and future subscribers over the term of the agreements. The Company amortizes the acquisitions costs over the life of the agreements, which is typically five years.

8.   SUBSEQUENT EVENT

In April 2001, the Company acquired certain assets formerly owned by SOS Industries, Inc. a personal response service provider based in New Smyrna Beach, Florida with more than 10,000 subscribers located in 37 states. The purchase price was $3.8 million plus $250 for every subscriber in excess of 10,000 who signs an agreement to be monitored by the Company. Approximately $2.5 million was paid at the closing with the remainder to be paid within 90 days after the closing. The acquisition will be accounted for as a purchase transaction, and any resulting goodwill will be amortized over an estimated life of 10 years.

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 2001 increased nearly 15% to $21.6 million as compared to total revenues of $18.8 million for the quarter ended March 31, 2000.

Service revenues, at $15.8 million for the first quarter of 2001, represented approximately 73% of the Company's first quarter total revenues. This increase, up from $13.1 million or 70% of total revenues for the first quarter of 2000, is a result of the Company's continued service offering strategy and reflects a 12% increase in the Company's monitored subscriber base to approximately 319,000 subscribers as of March 31, 2001 from the 285,000 subscribers monitored at the end of the first quarter of 2000 as well as a price increase for its monitoring services which resulted in a higher average revenue per subscriber in the first quarter of 2001 as compared to the same period in 2000. The Company's ability to sustain the current level of service revenue growth depends on its ability to continue to make improvements in service delivery, expand the market for its personal response services, convert community hospital programs to services provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in meeting this challenge.

Net product revenues for the first quarter of 2001 increased slightly to $5.4 million from $5.3 million for the same period in 2000. The Company sold more of its units during the first quarter of 2001 versus the first quarter of 2000. However, large volume discounts during the quarter and a slight shift in the mix of product sold to lower priced products substantially offset any potential favorable increase in product revenue. The Company still expects declining product sales in future periods as it continues packaging products and services into a single service offering.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, increased 3% to $373,000 for the three months ended March 31, 2001 from $361,000 recorded for the same period in the previous year. With the Company's focus on its service business segment it expects finance income to decline in future periods because leasing is directly related to its product business.

Total recurring revenues, consisting of service revenues and finance and rental income, rose to $16.2 million for the three months ended March 31, 2001 and represented 75% of total revenue as compared to $13.5 million and 72% of total revenue for the three months ended March 31, 2000. This 20% increase in recurring revenue and the increase as a percentage of total revenue reflect the Company's continued focus on its service business segment. The Company expects its recurring revenues to continue to increase in future periods.

Cost of services increased to $9.5 million from $8.8 million from the comparable prior period as a result of a variety of factors. The Company incurred higher amortization of goodwill along with associated operational costs in the first quarter of 2001 as a result of the purchase of Argus Emergency Medical Division in the third quarter of 2000. The Company also had higher amortization of continued intangible acquisition costs for agreements entered into with community hospitals for conversion to services provided by the Company. Information technology consultants and information technology professionals hired for the CareSystem platform also impacted cost of services for the first quarter of 2001 as compared to the same period last year. However, cost of services, as a percentage of service revenues, was 60% for the first quarter of 2001, a significant improvement from the 67% in the first quarter of 2000 and is aligned with the Company's goal of making its service offerings more profitable. The Company expects gradual improvement in its service margins in 2001.

Cost of sales was 35% of net product sales for the three months ended March 31, 2001 as compared to 32% for the three months ended March 31, 2000. Cost of sales was higher as a percentage of net product sales than the comparable prior period due to large product volume discounts which resulted in a lower average selling price and therefore lower margins. Also, with the significant improvements in the Company's service delivery, its customers are having renewed interest in marketing and growing their Lifeline service. As a result, the Company also experienced an increase in sales of its lower margin marketing accessories as compared to the same period in 2000. The Company expects to maintain cost of sales at a relatively consistent percentage of net product sales for the remainder of 2001.

Selling, general and administrative ("SG&A") expenses as a percentage of total revenues was 36% for the first quarter of 2001 as compared to 34% for the first quarter of 2000. Actual first quarter SG&A expenditures increased $1.4 million to $7.9 million for the first quarter of 2001 from $6.5 million for the same period in 2000. The Company's increased expenditures are primarily attributable to sales and marketing initiatives in the first quarter of 2001 that the Company did not incur during the first quarter of 2000. Increased information technology personnel and consultants in the first quarter of 2001 as compared to the same period in 2000 also contributed to the increased SG&A expenses. The Company expects an increase in SG&A expenses during 2001 as it continues with its sales, marketing and business initiatives, but believes that these expenses will be lower as a percentage of total revenues than in 2000.

Research and development expenses were nearly 2% of total revenues for the quarters ended March 31, 2001 and 2000. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain or slightly increase these expenses as percentage of total revenues for the remainder of 2001.

The Company's effective tax rate was 41.0% for the three months ended March 31, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, the Company's portfolio of cash and cash equivalents decreased $2.7 million to $1.7 million at March 31, 2001 from $4.4 million at December 31, 2000. The decrease was mainly attributable to payments of approximately $2.3 million in employee bonuses and purchases of property and equipment amounting to $2.3 million. The Company also paid approximately $0.5 million to local community hospitals for conversions to services provided by the Company. This represented the cost of purchasing the rights to service and/or manage the personal response systems program previously operated by the local community hospitals. Profitable operations of $3.2 million helped to offset these expenditures.

The Company is party to Master Lease Agreements for up to $5.6 million for furniture, computers, security systems and other related equipment purchases. For financial reporting purposes, these leases are recorded as capital leases and accordingly the associated assets are being depreciated over their estimated useful life. As of March 31, 2001 the Company had made purchases of approximately $3.1 million under these agreements.

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement has two components, the first of which is a working capital line of credit, the other, the ability to convert up to five million dollars into a five-year fixed loan. The working capital line of credit's interest rate is based on the London Interbank Offered Rate (LIBOR), while the fixed loan is at the bank's prime interest rate. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. This line of credit matures on June 30, 2002, and as of March 31, 2001 the Company had $1.5 million outstanding under this line.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and its $10.0 million line of credit. The Company expects these sources will be sufficient to finance the cash needs of the Company through the next twelve months. This includes the continued investment in its response center platform, the requirements of its internally funded lease financing program, the second quarter acquisition of certain assets formerly owned by SOS Industries, Inc., any future potential acquisitions and other investments in support of its current business.

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

The Company is currently experiencing a battery-related issue with some of its personal help buttons worn by subscribers. Certain personal help buttons are erroneously transmitting low battery signals. While the buttons that exhibit this erroneous low battery condition still contain sufficient power to activate the communicator when the button is pressed and do not place the Company's subscribers at risk, the Company believes it is prudent to replace those buttons exhibiting this condition. The Company recorded a non-recurring charge of approximately $2.7 million in the third quarter of 2000 for costs it expects to incur to address this issue, including anticipated material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and support for the cost of installer visits to subscriber homes to replace the button. The Company cannot be certain that the charge it recorded to address this issue will be sufficient to cover all of its associated expenses, or that its reputation, business, financial condition or results of operations will not be otherwise affected. In addition, the Company has changed its battery vendor. The Company cannot be certain that it will not experience disruption related to such change.

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

The Company's monitoring operations are concentrated principally in its corporate headquarters facility. Although the Company believes that it has constructed safeguards to protect against system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, weather or other similar events or for any other reason, could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

While the Company has maintained its product revenue during the first quarter of 2001 as compared to the first quarter of 2000, product revenue is anticipated to decline as a result of the Company's strategy of combining service and hardware offerings to support the transition to a service oriented business. As the Company continues growing its service business segment to increase its recurring revenue, there can be no assurance that service revenue will increase at a rate sufficient to offset the expected decrease in higher margin product revenue both on a quarterly and annual basis. Moreover, the Company's product sales are ordinarily made to healthcare providers that establish their own Lifeline programs. These healthcare providers typically rent, rather than sell, the Lifeline products to subscribers and accordingly following such time as a product is no longer used by a subscriber, it is returned to the healthcare provider and becomes available for rent to another subscriber. As a result of this use and reuse of the Company's products, sales of such products are dependent on growth in the number of subscribers and on the ability of the Company to encourage its healthcare provider customers to replace their existing inventory by continuing to enhance its products with new features.

The Company may expand its operations through the acquisition of additional businesses, such as its recent acquisition of certain assets formerly owned by SOS Industries, Inc. in April 2001. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. In addition, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events, contingent liabilities and amortization of acquired intangible assets. There can be no assurance that the acquired businesses, if any, will achieve anticipated revenues or earnings.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at March 31, 2001. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

  Interest rates

The Company's balance sheet includes a revolving credit facility and a term loan that are subject to interest rate risk. Both loans are priced at floating rates of interest, with a base of LIBOR or prime rate at the Company's option. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. The Company performed a sensitivity analysis as of March 31, 2001 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that short-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.

  Foreign currency exchange rates

The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company's Canadian subsidiary into the reporting currency (U.S. Dollar). As such, the Company's exposure to changes in Canadian exchange rates could impact the Company's consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of March 31, 2001 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates should not materially affect the Company's consolidated financial position, results of operations or cash flows. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates did not factor in a potential change in sales levels or local prices for its services/products.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended March 31, 2001.

                            LIFELINE SYSTEMS, INC.

                                  SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2001                           LIFELINE SYSTEMS, INC.
------------                           ---------------------------
Date                                   Registrant



                                       /s/ Ronald Feinstein
                                       ---------------------------
                                       Ronald Feinstein
                                       Chief Executive Officer

                                       /s/ Dennis M. Hurley
                                       ----------------------------
                                       Dennis M. Hurley
                                       Senior Vice President of Finance and
                                       Administration, Principal Financial
                                       and Accounting Officer