Form 10-K/A
period 2000-12-31
LIFELINE SYSTEMS INC
filed 2001-07-02
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               FORM 10-K/A-No. 1


[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
         .................... to .......................


                        Commission File Number 0-13617



                            LIFELINE SYSTEMS, INC.
            (Exact Name of Registrant as Specified in its Charter)

          MASSACHUSETTS                                                     04-2537528
               (State or Other Jurisdiction of                     Employer Identification No.)
               Incorporation or Organization)

           111 LAWRENCE STREET, FRAMINGHAM, MASSACHUSETTS                     01702
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

DATE     June 28, 2001

                                 EXHIBIT INDEX


Exhibit No.     Exhibit


(99.1)          Annual Report for the Lifeline Employees' Savings and Investment
                Plan

(99.1a)         Consent of Independent Public Accountants