Form 10-Q
period 2001-06-30
LIFELINE SYSTEMS INC
filed 2001-08-10
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001               Commission File Number 0-13617

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


Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.                        Yes   X    No_____
                                                              -----

Number of shares outstanding of this issuer's class of common stock as of July 31, 2001: 6,169,795

                            LIFELINE SYSTEMS, INC.
                                     INDEX

                                                                         PAGE
PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

     Consolidated Balance Sheets - June 30, 2001
          and December 31, 2000                                             3

     Consolidated Statements of Income and Comprehensive Income -
          Three and six months ended June 30, 2001 and 2000                 4

     Consolidated Statements of Cash Flows - Six
          months ended June 30, 2001 and 2000                               5

     Notes to Consolidated Financial Statements                          6-10

  ITEM 2.

     Management's Discussion and Analysis of Results of
          Operations and Financial Condition                            11-16

  ITEM 3.

     Quantitative and Qualitative Disclosures about Market Risk            16


PART II.  OTHER INFORMATION

  ITEM 4.

     Submission of Matters to a Vote of Security Holders                   17

  ITEM 6.

     Exhibits and Reports on Form 8-K                                      17

SIGNATURES                                                                 18

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                                            June 30,            December 31,
                                                                                              2001                 2000
                                                                                              ----                 ----
ASSETS                                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                                                 $  2,559             $  4,417
   Accounts receivable, net                                                                    10,484                9,223
   Inventories                                                                                  2,067                1,641
   Net investment in sales-type leases                                                          2,895                2,909
   Prepaid expenses and other current assets                                                    1,465                  873
   Prepaid income taxes                                                                           961                  636
   Deferred income taxes                                                                        1,557                1,986
                                                                                           ----------          -----------
      Total current assets                                                                     21,988               21,685

Property and equipment, net                                                                    29,830               26,406
Goodwill and other intangible assets, net                                                      14,630               11,204
Net investment in sales-type leases                                                             4,536                5,073
Other assets                                                                                      165                  160
                                                                                          -----------          -----------
      Total assets                                                                           $ 71,149             $ 64,528
                                                                                          ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                           $ 1,964             $  2,576
   Accrued expenses                                                                             2,011                2,063
   Accrued payroll and payroll taxes                                                            2,155                2,985
   Deferred revenues                                                                              859                  755
   Current portion of capital lease obligation                                                  1,076                  583
   Current portion of long term debt                                                              653                  405
   Product warranty and other current liabilities                                               2,243                  983
   Accrued restructuring and other non-recurring charges                                          816                1,341
                                                                                          -----------          -----------
      Total current liabilities                                                                11,777               11,691

Deferred income taxes                                                                           4,796                4,897
Deferred compensation and other non-current liabilities                                           408                  617
Long term portion of capital lease obligation                                                   2,068                1,531
Long term debt, net of current portion                                                          3,361                1,170
Accrued restructuring and other non-recurring charges, long term                                1,237                1,237
                                                                                          -----------          -----------
      Total liabilities                                                                        23,647               21,143
Commitments and contingencies
Stockholders' equity:
   Common stock, $.02 par value, 20,000,000 shares authorized,
      6,788,350 shares issued at June 30, 2001 and 6,641,554 shares
      issued at December 31, 2000                                                                 136                  133
   Additional paid-in capital                                                                  20,962               19,296
   Retained earnings                                                                           31,612               29,126
   Less: Treasury stock at cost, 621,089 shares at June 30, 2001
          and December 31, 2000                                                                (4,556)              (4,556)
          Notes receivable - officer                                                             (550)                (550)
          Accumulated other comprehensive loss/cumulative translation adjustment                 (102)                 (64)
                                                                                          -----------          -----------
      Total stockholders' equity                                                               47,502               43,385
                                                                                          -----------          -----------
      Total liabilities and stockholders' equity                                             $ 71,149             $ 64,528
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

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                   (In thousands except for per share data)
                                  (Unaudited)


                                                          Three months ended                      Six months ended
                                                               June 30,                               June 30,
                                                   --------------------------------      ----------------------------------
                                                       2001               2000                2001                2000
                                                   -------------      -------------      --------------      --------------
Revenues
      Services                                     $      16,945      $      13,695      $       32,751      $       26,799
      Net product sales                                    6,834              5,926              12,219              11,248
      Finance and rental income                              319                352                 692                 713
                                                   -------------      -------------      --------------      --------------

           Total revenues                                 24,098             19,973              45,662              38,760
                                                   -------------      -------------      --------------      --------------

Costs and expenses
      Cost of services                                    10,552              8,953              20,062              17,712
      Cost of sales                                        2,135              1,691               3,993               3,383
      Selling, general, and administrative                 8,703              7,196              16,554              13,657
      Research and development                               384                446                 775                 780
      Restructuring charge and
          other non-recurring charges                          -                (15)                  -                 (15)
                                                   -------------      -------------      --------------      --------------

           Total costs and expenses                       21,774             18,271              41,384              35,517
                                                   -------------      -------------      --------------      --------------

Income from operations                                     2,324              1,702               4,278               3,243
                                                   -------------      -------------      --------------      --------------

Other income (expense)
      Interest income                                         39                117                  96                 224
      Interest expense                                       (90)               (94)               (162)               (178)
      Other income                                            53                  -                  10                   -
                                                   -------------      -------------      --------------      --------------
           Total other income (expense), net                   2                 23                 (56)                 46
                                                   -------------      -------------      --------------      --------------

Income before income taxes                                 2,326              1,725               4,222               3,289
Provision for income taxes                                   958                707               1,736               1,348
                                                   -------------      -------------      --------------      --------------

Net income                                                 1,368              1,018               2,486               1,941

Other comprehensive income (loss), net of tax
      Foreign currency translation adjustments                80                (30)                (22)                (38)
                                                   -------------      -------------      --------------      --------------
Comprehensive income                               $       1,448      $         988      $        2,464      $        1,903
                                                   =============      =============      ==============      ==============

Net income per weighted average share:
      Basic                                        $        0.22      $        0.17      $         0.41      $         0.33
                                                   =============      =============      ==============      ==============
      Diluted                                      $        0.21      $        0.16      $         0.39      $         0.31
                                                   =============      =============      ==============      ==============

Weighted average shares:
      Basic                                                6,144              5,977               6,096               5,967
                                                   =============      =============      ==============      ==============
      Diluted                                              6,486              6,196               6,393               6,180
                                                   =============      =============      ==============      ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)


                                                                                    Six months ended
                                                                                         June 30,
                                                                            ---------------------------------
                                                                                 2001               2000
                                                                                 ----               ----
Cash flows from operating activities:
   Net income                                                                   $ 2,486            $ 1,941
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Write off of fixed assets                                                       -                314
      Depreciation and amortization                                               4,382              3,614
      Deferred income taxes                                                         328                676
      Deferred compensation                                                          36               (211)
   Changes in operating assets and liabilities:
      Accounts receivable                                                        (1,275)               694
      Inventories                                                                  (426)             1,347
      Net investment in sales-type leases                                           551               (176)
      Prepaid expenses, other current assets and other assets                      (923)               105
      Accrued payroll and payroll taxes                                            (824)            (1,032)
      Accounts payable, accrued expenses and other liabilities                     (781)              (436)
      Accrued restructuring charge                                                 (525)              (164)
                                                                            -----------        -----------
         Net cash provided by operating activities                                3,029              6,672
                                                                            -----------        -----------

Cash flows from investing activities:
      Additions to property and equipment                                        (5,078)            (1,544)
      Business purchases and other                                               (3,323)            (3,044)
                                                                            -----------        -----------
          Net cash used in investing activities                                  (8,401)            (4,588)
                                                                            -----------        -----------

Cash flows from financing activities:
   Principal payments under long term obligations                                  (541)              (449)
   Proceeds from issuance of long term debt                                       2,393                  -
   Net proceeds (payments) under short-term borrowings                              248                  -
   Issuance of note to officer                                                        -               (250)
   Proceeds from issuance of common stock                                         1,425                379
                                                                            -----------        -----------
         Net cash provided by (used in) financing activities                      3,525               (320)
                                                                            -----------        -----------

Effect of foreign exchange on cash                                                  (11)               (37)
                                                                            -----------        -----------
Net increase (decrease) in cash and cash equivalents                             (1,858)             1,727
Cash and cash equivalents at beginning of period                                  4,417              1,415
                                                                            -----------        -----------

Cash and cash equivalents at end of period                                      $ 2,559            $ 3,142
                                                                            ===========        ===========
Non-cash activity:
   Capital leases                                                               $ 1,405            $   129
   Acquisition related obligation                                                 1,495                285
   Deferred compensation                                                            244                  -

  The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of June 30, 2001 and the consolidated statements of income and cash flows for the three and six months ended June 30, 2001 and 2000.

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

     The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

2.   Details of certain balance sheet captions are as follows (in thousands):

                                                                  June 30,           December 31,
                                                                    2001                2000
                                                                ------------         ------------
Inventories:
     Purchased parts and assemblies                                 $    271             $      -
     Work-in-process                                                       -                    -
     Finished goods                                                    1,796                1,641
                                                                ------------         ------------
                                                                    $  2,067             $  1,641
                                                                ============         ============

Property and equipment:
     Equipment                                                      $ 23,278             $ 22,608
     Furniture and fixtures                                              784                  613
     Equipment leased to others                                       14,691               11,707
     Equipment under capital leases                                    4,940                3,535
     Leasehold improvements                                            5,309                4,984
     Capital in progress                                               2,086                1,230
                                                                ------------         ------------
                                                                      51,088               44,677
     Less: accumulated depreciation and amortization                 (21,258)             (18,271)
                                                                ------------         ------------
     Total property and equipment, net                              $ 29,830             $ 26,406
                                                                ============         ============

3.  The calculation of per share earnings is as follows:

(In thousands except per share figures)


                                                                 Three months ended         Six months ended
                                                                       June 30,                    June 30,
                                                               ---------------------      --------------------
                                                                 2001           2000        2001          2000
                                                                 ----           ----        ----          ----
Basic:
-----
Net income                                                      $1,368         $1,018      $2,486        $1,941
Weighted average common shares outstanding                       6,144          5,977       6,096         5,967

Net income per share, basic                                     $ 0.22         $ 0.17      $ 0.41        $ 0.33
                                                               =======        =======     =======       =======

Diluted:
-------
Net income for calculating diluted earnings per share           $1,368         $1,018      $2,486        $1,941

Weighted average common shares outstanding                       6,144          5,977       6,096         5,967
Common stock equivalents                                           342            219         297           213
                                                               -------        -------     -------       -------
Total weighted average shares                                    6,486          6,196       6,393         6,180

Net income per share, diluted                                   $ 0.21         $ 0.16      $ 0.39        $ 0.31
                                                               =======        =======     =======       =======

For the three and six months ended June 30, 2001 options to purchase 207,160 and 284,660 shares, respectively, at an average exercise price of $21.35 and $20.17, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2000 options to purchase 482,584 shares at an average exercise price of $18.21 have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.


4.  SEGMENT INFORMATION

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains sales and marketing operations in both the United States and Canada.

Geographic Segment Data

Net sales from external customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended June 30, 2001 and 2000 and the financial position as of June 30, 2001 and December 31, 2000 is presented as follows:

                Dollars in             Three months ended           Six months ended
                thousands                   June 30,                    June 30,
                                     ---------------------------------------------------
                                       2001           2000        2001            2000
                                       ----           ----        ----            ----
               Net Sales:
                United States         $22,231        $18,428     $42,047         $35,722
                Canada                  1,867          1,545       3,615           3,038
                                     ---------------------------------------------------
                                      $24,098        $19,973     $45,662         $38,760
                                     ===================================================

               Net Income:
                United States         $ 1,192        $   879     $ 2,174         $ 1,676
                Canada                    176            139         312             265
                                     ---------------------------------------------------
                                      $ 1,368        $ 1,018     $ 2,486         $ 1,941
                                     ===================================================

                                         June 30,    December 31,
                                           2001          2000
                                       --------------------------
                     Total Assets:
                      United States        $64,483        $58,725
                      Canada                 6,666          5,803
                                       --------------------------
                                           $71,149        $64,528
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

At June 30, 2001, accrued restructuring and other non-recurring charges of approximately $2.0 million included approximately $27,000 of total remaining severance costs, previously disclosed, and $2.0 million of costs associated with addressing erroneous low-battery signals in personal help buttons, as described in the preceding paragraph.

The following is a roll-forward of accrued restructuring and non-recurring charges for the six months ended June 30, 2001:



                          December 31,    Amounts    June 30,
                              2000       Utilized      2001
                          -----------------------------------
Reduction of workforce       $   85       ($58)       $   27
and other cash flows

Erroneous low battery
signals                       2,493       (467)        2,026
                          -----------------------------------

Total                        $2,578      ($525)       $2,053
                          ===================================


6.  LONG TERM DEBT

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The line of credit matures on June 30, 2002, and as of June 30, 2001 the Company had $4.0 million outstanding under this line.


7.  GOODWILL AND INTANGIBLES

During the first six months of 2001, the Company recorded approximately $0.7 million of intangible assets related to agreements entered into with community hospitals for conversion to services provided by the Company. The intangible assets related to these agreements consist of the cost of purchasing the rights to service and/or manage the personal response systems program located in various stand-alone facilities. These agreements allow the Company to monitor and provide other related services to existing and future subscribers over the term of the agreements. The Company amortizes the acquisition costs over the life of the agreements, which is typically five years

In April 2001, the Company acquired certain assets formerly owned by SOS Industries, Inc. a personal response service provider based in New Smyrna Beach, Florida with subscribers located in 37 states. The purchase price was $3.8 million plus $250 for every subscriber in excess of 10,000 who signed an agreement to be monitored by the Company within 90 days after the closing.

Approximately $2.5 million of the purchase price was paid at the closing with the remainder paid within 90 days after the closing. The acquisition is being accounted for as a purchase transaction, and the resulting goodwill is being amortized over an estimated life of 10 years.

8.  CHANGE IN ACCOUNTING ESTIMATE

During the second quarter of 2001, the Company analyzed the acquisitions of AlertCall, Inc. and Lutheran Social Services which were both distributors of the Company's personal response products and services, and TelCare, Inc. which provided personal response services similar to those of the Company's. As a result of this analysis, the Company revised its estimate of the useful lives of these business acquisitions from five years to ten years. The change in estimate resulted in an after-tax savings of approximately $78,000 and an after-tax diluted earnings per share of $0.01 for the three and six months ending June 30, 2001.

9.  RECENT ACCOUNTING PRONOUCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 2001 increased nearly 21% to $24.1 million as compared to total revenues of $20.0 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, total revenues were $45.7 million, 18% greater than total revenues of $38.8 million for the same period in 2000. Total revenues include revenue generated from the assets of SOS Industries, Inc., which as previously announced, were acquired by Lifeline in April 2001, and are not expected to be accretive until next year.

Service revenues grew 24% for the three months ended June 30, 2001 to $16.9 million from $13.7 million for the same period in 2000. For the six months ended June 30, 2001, services revenues were $32.8 million, an increase of 22% from $26.8 million for the first half of 2000. Service revenues represent nearly 72% of the Company's year to date total revenues as compared to 69% of total revenues for the first six months of 2000. This growth is a result of a variety of factors. The Company is continuing its service offering strategy and achieved a 14% increase in its monitored subscriber base to approximately 332,000 subscribers as of June 30, 2001 from 292,000 subscribers monitored at June 30, 2000. The Company also introduced a price increase for its monitoring services in 2001 which resulted in a higher average revenue per subscriber in the first half of 2001 as compared to the same period in 2000. The increase in service revenues and subscribers is also due in part to the acquisition of the
assets of SOS Industries, Inc., as mentioned above.   The Company's ability to
sustain the current level of service revenue growth depends on its ability to continue to make improvements in service delivery, expand the market for its personal response services, convert community hospital programs to services provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in meeting this challenge.

Net product revenues for the second quarter of 2001 increased 15% over the second quarter of 2000 to $6.8 million from $5.9 million. For the six months ended June 30, 2001, net product revenues were $12.2 million, an increase of nearly 9% from $11.2 million for the same period in 2000. During the second quarter of 2001, the Company launched a newly developed site-monitoring platform for those customers who perform their own monitoring. The majority of the increase in product revenue during the second quarter is a result of sales of this new platform. The Company expects that product sales will be favorably impacted for the remainder of 2001 as sales of this new platform is expected to continue. However, the Company continues to believe that equipment sales will remain flat or decline in future periods as it has historically experienced little or no growth in sales of its product since the Company began packaging products and services into a single service offering.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, decreased approximately 9% in the second quarter of 2001 to $319,000, from $352,000 for the second quarter of 2000. For the six months ended June 30, 2001, finance and rental income declined approximately 3% to $692,000 from $713,000 for the same period in 2000. With the Company's focus on its service business segment it expects finance income to decline in future periods because leasing is directly related to its product business.

Total recurring revenues, consisting of service revenues and finance and rental income, increased 23% for the three months ended June 30, 2001 to $17.3 million from $14.0 million for the same period in 2000. For the six months ended June 30, 2001, total recurring revenues increased 22% to $33.4 million from $27.5
million for the first half of 2000.   These increases reflect the continued
expansion of the Company's service business segment with its focus on increasing the Company's recurring revenue base coupled with recurring revenues generated from the acquisition of SOS Industries, Inc.

Cost of services increased to $20.1 million for the six months ended June 30, 2001 from $17.7 million for the comparable prior period as a result of a variety of factors. The Company incurred higher amortization of goodwill along with associated operational costs in the first half of 2001 as a result of the purchase of SOS Industries, Inc. in April 2001 and the purchase of Argus Emergency Medical Division in the third quarter of 2000. The Company also had higher amortization of intangible acquisition costs incurred pursuant to agreements entered into with community hospitals for conversion to services provided by the Company. However, cost of services, as a percentage of service revenues, significantly improved to 62% and 61% for the three and six months ended June 30, 2001 as compared to 65% and 66% for the same periods in 2000 and is aligned with the Company's goal of making its service offerings more profitable. The Company expects a positive improvement in its fiscal 2001 service margin as compared to its fiscal 2000 service margin.

Cost of sales was 31% and 33% of net product sales for the three and six months ended June 30, 2001, respectively, as compared to 29% and 30% for the three and six months ended June 30, 2000. Cost of sales was higher as a percentage of net product sales than the comparable periods in 2000 due in part to sales of the Company's new site monitored platform which maintains a cost that is higher than the cost of the Company's home communicators. The Company also experienced an increase in sales of its lower margin marketing accessories as compared to the same periods in 2000 as its customers are marketing and growing their Lifeline service. The Company expects a slight increase in cost of sales as a percentage of net product sales for the remainder of 2001.

Selling, general and administrative ("SG&A") expenses, as a percentage of total revenues, were 36% for the three and six months ended June 30, 2001 as compared to 36% and 35% during the second quarter and six months ended June 30, 2000.
For the six months ended June 30, 2001, SG&A expenses increased $2.9 million to $16.6 million from $13.7 for the six months ended June 30, 2000. The Company's increased expenditures are primarily attributable to sales and marketing initiatives in the first half of 2001 that the Company did not incur during the first half of 2000. Increased information technology personnel and consultants in the first half of 2001 as compared to the same period in 2000 also contributed to the increased SG&A expenses. The Company expects an increase in SG&A expenses during 2001 as it continues with its sales, marketing and business initiatives, but believes that these expenses will be approximately consistent with 2000 as a percentage of total revenues.

Research and development expenses remained consistent at approximately 2% of total revenues for the three and six months ended June 30, 2001 and 2000. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at a consistent percentage of total revenues for the remainder of 2001.

The Company's effective tax rate was 41% for the six months ended June 30, 2001 and 2000.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2001, the Company's portfolio of cash and cash equivalents decreased by more than $1.8 million to $2.6 million at June 30, 2001 from $4.4 million at December 31, 2000. The decrease in cash was mainly attributable to payments of approximately $2.3 million in employee bonuses, a net increase in the Company's accounts receivable portfolio of approximately $1.3 million as a result of the 18% increase in revenue, and purchases of property and equipment amounting to $5.1 million. The use of cash to finance the purchase price of the assets of SOS Industries, Inc. in April 2001 was offset, in part by borrowings of nearly $2.4 million. The Company also paid approximately $0.5 million to community hospitals for conversions to services provided by the Company. This represented the cost of purchasing the rights to service and/or manage the personal response systems program previously operated by the local community hospitals. Profitable operations of $7.2 million helped to offset these expenditures.

The Company is party to Master Lease Agreements for up to $5.6 million for furniture, computers, security systems and other related equipment purchases. For financial reporting purposes, these leases are recorded as capital leases and accordingly the associated assets are being depreciated over their estimated useful life. As of June 30, 2001 the Company had made purchases of approximately $4.3 million under these agreements.

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement has two components, the first of which is a working capital line of credit, the other, the ability to convert up to five million dollars into a five-year fixed loan. The working capital line of credit's interest rate is based on the London Interbank Offered Rate (LIBOR), while the fixed loan is at the bank's prime interest rate. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. This line of credit matures on June 30, 2002, and as of June 30, 2001 the Company had $4.0 million outstanding under this line.

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

The Company completed the transition of its United States subscribers to its new CareSystem call center platform during 1999. There can be no assurance that the Company will realize the intended benefits from the new system.

The Company recorded a non-recurring charge of approximately $2.7 million in the third quarter of 2000 for costs it expects to incur to address a previously disclosed battery-related issue, including anticipated material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and support for the cost of installer visits to subscriber homes to replace the button. The Company cannot be certain that the charge it recorded to address this issue will be sufficient to cover all of its associated expenses. In addition, the Company has changed its battery vendor. The Company cannot be certain that it will not experience disruption related to such change.

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

The Company's revenue growth is dependent on its ability to increase the number of subscribers served by its monitoring centers while continuing to sell its product to its healthcare programs. The Company's ability to continue to increase service revenue is a key factor in its long-term growth, and there can be no assurance that the Company will be able to do so. The Company's failure to increase service and product revenue could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

While the Company's product revenue has increased during the first half of 2001 as compared to the first half of 2000, product revenue is anticipated to remain flat as a result of the Company's strategy of combining service and hardware offerings to support the transition to a service oriented business. As the Company continues growing its service business segment to increase its recurring revenue, there can be no assurance that service revenue will increase at a rate sufficient to offset the expected decrease in higher margin product revenue both on a quarterly and annual basis. Moreover, the Company's product sales are ordinarily made to healthcare providers that establish their own Lifeline programs. These healthcare providers typically rent, rather than sell, the Lifeline products to subscribers and accordingly following such time as a product is no longer used by a subscriber, it is returned to the healthcare provider and becomes available for rent to another subscriber. As a result of this use and reuse of the Company's products, sales of such products are dependent on growth in the number of subscribers and on the ability of the Company to encourage its healthcare provider customers to replace their existing inventory by continuing to enhance its products with new features or new technology.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at June 30, 2001. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

 Interest rates

The Company's balance sheet includes a revolving credit facility and a term loan that are subject to interest rate risk. Both loans are priced at floating rates of interest, with a base of LIBOR or prime rate at the Company's option. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. The Company performed a sensitivity analysis as of June 30, 2001 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that short-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.

 Foreign currency exchange rates

The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company's Canadian subsidiary into the reporting currency (U.S. Dollar). As such, the Company's exposure to changes in Canadian exchange rates could impact the Company's consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of June 30, 2001 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates should not materially affect the Company's consolidated financial position, results of operations or cash flows. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates did not factor in a potential change in sales levels or local prices for its services/products.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 16, 2001. The stockholders of the Company elected members of the Board of Directors and ratified the selection of PricewaterhouseCoopers LLP as the Company's accountants for 2001.

                                           NUMBER OF SHARES OF COMMON STOCK
                                           --------------------------------

                                                                          BROKER
                                    FOR         AGAINST    ABSTAINED    NON- VOTES
                                    ---         -------    ---------    ----------

Carolyn C. Roberts                  4,575,742        -     43,871          -
Gordon C. Vineyard, M.D.            4,589,006        -     30,607          -

Ratification of appointment of
PricewaterhouseCoopers LLP          4,604,732   10,631      4,250          -


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended June 30, 2001.

                            LIFELINE SYSTEMS, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 10, 2001                  LIFELINE SYSTEMS, INC.
-----------------------          ----------------------
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