Form 10-Q
period 2001-09-30
LIFELINE SYSTEMS INC
filed 2001-11-13
CIK 720195

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001          Commission File Number 0-13617

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


Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.      Yes  X    No____
                                            ---

Number of shares outstanding of this issuer's class of common stock as of October 31, 2001: 6,181,703

                            LIFELINE SYSTEMS, INC.
                                     INDEX


                                                                            PAGE
PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS


     Consolidated Balance Sheets - September 30, 2001
          and December 31, 2000                                                3

     Consolidated Statements of Income and Comprehensive Income -
          Three and nine months ended September 30, 2001 and 2000              4

     Consolidated Statements of Cash Flows - Nine
          months ended September 30, 2001 and 2000                             5

     Notes to Consolidated Financial Statements                             6-10

  ITEM 2.

     Management's Discussion and Analysis of Results of
          Operations and Financial Condition                               11-16

  ITEM 3.

     Quantitative and Qualitative Disclosures about Market Risk               16

PART II.  OTHER INFORMATION


  ITEM 6.

     Exhibits and Reports on Form 8-K                                         17

SIGNATURES                                                                    18

                            LIFELINE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                 September 30,     December 31,
                                                                                     2001              2000
                                                                                     ----              ----
ASSETS                                                                            (Unaudited)
Current assets:
      Cash and cash equivalents                                                     $  3,855         $  4,417
      Accounts receivable, net                                                        14,329            9,223
      Inventories                                                                      3,444            1,641
      Net investment in sales-type leases                                              2,988            2,909
      Prepaid expenses and other current assets                                        1,462              873
      Prepaid income taxes                                                             2,068              636
      Deferred income taxes                                                            1,750            1,986
                                                                                   ---------       ----------
          Total current assets                                                        29,896           21,685

Property and equipment, net                                                           30,075           26,406
Goodwill and other intangible assets, net                                             14,233           11,204
Net investment in sales-type leases                                                    4,572            5,073
Other assets                                                                             165              160
                                                                                   ---------       ----------
          Total assets                                                              $ 78,941         $ 64,528
                                                                                   =========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                              $  1,927         $  2,576
      Accrued expenses                                                                 2,430            2,063
      Accrued payroll and payroll taxes                                                3,285            2,985
      Accrued income taxes                                                             1,575              232
      Deferred revenues                                                                  850              755
      Current portion of capital lease obligation                                      1,118              583
      Current portion of long term debt                                                4,460              405
      Product warranty and other current liabilities                                     400              751
      Accrued restructuring and other non-recurring charges                            1,006            1,341
                                                                                   ---------       ----------
          Total current liabilities                                                   17,051           11,691

Deferred income taxes                                                                  5,782            4,897
Deferred compensation and other non-current liabilities                                  292              617
Long term portion of capital lease obligation                                          1,900            1,531
Long term debt, net of current portion                                                 3,724            1,170
Accrued restructuring and other non-recurring charges, long term                         742            1,237
                                                                                   ---------       ----------
          Total liabilities                                                           29,491           21,143
Commitments and contingencies
Stockholders' equity:
      Common stock, $.02 par value, 20,000,000 shares authorized,
          6,797,238 shares issued at September 30, 2001 and 6,641,554 shares
          issued at December 31, 2000                                                    136              133
      Additional paid-in capital                                                      21,077           19,296
      Retained earnings                                                               33,590           29,126
      Less: Treasury stock at cost, 621,089 shares at September 30, 2001
             and December 31, 2000                                                    (4,556)          (4,556)
             Notes receivable - officer                                                 (550)            (550)
             Accumulated other comprehensive loss/cumulative translation
               adjustment                                                               (247)             (64)
                                                                                   ---------       ----------
          Total stockholders' equity                                                  49,450           43,385
                                                                                   ---------       ----------
          Total liabilities and stockholders' equity                                $ 78,941         $ 64,528
                                                                                   =========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                   (In thousands except for per share data)
                                  (Unaudited)

                                                  Three months ended      Nine months ended
                                                     September 30,           September 30,
                                                 --------------------    --------------------
                                                    2001       2000         2001       2000
                                                    ----       ----         ----       ----
Revenues
      Services                                   $ 17,577    $ 14,396    $ 50,328    $ 41,195
      Net product sales                             7,669       6,375      19,888      17,623
      Finance and rental income                       337         389       1,029       1,102
                                                 --------    --------    --------    --------

           Total revenues                          25,583      21,160      71,245      59,920
                                                 --------    --------    --------    --------

Costs and expenses
      Cost of services                             10,778       9,421      30,840      27,133
      Cost of sales                                 2,601       1,942       6,594       5,325
      Selling, general, and administrative          8,740       7,206      25,294      20,863
      Research and development                        410         394       1,185       1,174
      Restructuring charge and
          other non-recurring charges                --         2,700        --         2,685
                                                 --------    --------    --------    --------

           Total costs and expenses                22,529      21,663      63,913      57,180
                                                 --------    --------    --------    --------

Income (loss) from operations                       3,054        (503)      7,332       2,740
                                                 --------    --------    --------    --------

Other income (expense)
      Interest income                                  39         186         135         410
      Interest expense                               (142)        (77)       (304)       (255)
      Other income (loss)                             (44)       --           (34)       --
                                                 --------    --------    --------    --------

           Total other income (expense), net         (147)        109        (203)        155
                                                 --------    --------    --------    --------

Income (loss) before income  taxes                  2,907        (394)      7,129       2,895
Provision (benefit) for income taxes                  929        (162)      2,665       1,187
                                                 --------    --------    --------    --------

Net income (loss)                                   1,978        (232)      4,464       1,708

Other comprehensive income (loss), net of tax
      Foreign currency translation adjustments        (98)        (35)       (115)        (73)
                                                 --------    --------    --------    --------

Comprehensive income (loss)                      $  1,880    $   (267)   $  4,349    $  1,635
                                                 ========    ========    ========    ========

Net income (loss) per weighted average share:
      Basic                                      $   0.32    $  (0.04)   $   0.73    $   0.29
                                                 ========    ========    ========    ========
      Diluted                                    $   0.30    $  (0.04)   $   0.69    $   0.28
                                                 ========    ========    ========    ========

Weighted average shares:
      Basic                                         6,174       5,995       6,122       5,976
                                                 ========    ========    ========    ========
      Diluted                                       6,536       5,995       6,440       6,210
                                                 ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        Nine months ended
                                                                          September 30,
                                                                     -----------------------
                                                                       2001          2000
                                                                       ----          ----
Cash flows from operating activities:
      Net income                                                      $  4,464    $  1,708
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Non-cash portion of non-recurring charge                       --         2,700
           Write off of fixed assets                                        13         314
           Depreciation and amortization                                 6,686       5,554
           Deferred income taxes                                         1,121        (282)
           Deferred compensation                                            36         (29)
      Changes in operating assets and liabilities:
           Accounts receivable                                          (5,154)        418
           Inventories                                                  (1,803)      1,380
           Net investment in sales-type leases                             422        (253)
           Prepaid expenses, other current assets and other assets      (2,030)       (225)
           Accrued payroll and payroll taxes                               321        (511)
           Accounts payable, accrued expenses and other liabilities        661         607
           Accrued restructuring charge                                   (830)       (226)
                                                                      --------    --------

               Net cash provided by operating activities                 3,907      11,155
                                                                      --------    --------

Cash flows from investing activities:
      Additions to property and equipment                               (6,932)     (3,017)
      Business purchases and other                                      (4,998)     (6,118)
                                                                      --------    --------

               Net cash used in investing activities                   (11,930)     (9,135)
                                                                      --------    --------

Cash flows from financing activities:
      Principal payments under long term obligations                      (917)     (2,803)
      Proceeds from issuance of long term debt                           3,578       2,444
      Net proceeds (payments) under short-term borrowings                3,335        --
      Issuance of note to officer                                         --          (250)
      Proceeds from issuance of common stock                             1,498         275
                                                                      --------    --------

               Net cash provided by (used in) financing activities       7,494        (334)
                                                                      --------    --------

Effect of foreign exchange on cash                                         (33)        (87)
                                                                      --------    --------
Net increase (decrease) in cash and cash equivalents                      (562)      1,599
Cash and cash equivalents at beginning of period                         4,417       1,415
                                                                      --------    --------

Cash and cash equivalents at end of period                            $  3,855    $  3,014
                                                                      ========    ========
Non-cash activity:
      Capital leases                                                  $  1,518    $    165
      Acquisition related obligation                                       133         660
      Deferred compensation                                                286         215

The accompanying notes are an integral part of these consolidated financial statements.

                            LIFELINE SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of September 30, 2001, the consolidated statements of income for the three and nine months ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2001, for the year ended December 31, 2000.

   Certain amounts in the prior year have been reclassified to conform to the current year presentation.

   The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

2. Details of certain balance sheet captions are as follows (in thousands):

                                                          September 30,    December 31,
                                                               2001            2000
                                                          ------------     ------------
Inventories:
     Purchased parts and assemblies                           $    588         $     80
     Work-in-process                                                33                -
     Finished goods                                              2,823            1,561
                                                          ------------     ------------
                                                              $  3,444         $  1,641
                                                          ============     ============

Property and equipment:
     Equipment                                                $ 25,853         $ 22,608
     Furniture and fixtures                                        784              613
     Equipment provided to customers                            15,585           11,707
     Equipment under capital leases                              5,087            3,535
     Leasehold improvements                                      5,312            4,984
     Capital in progress                                           307            1,230
                                                          ------------     ------------
                                                                52,928           44,677
     Less:  accumulated depreciation and amortization          (22,853)         (18,271)
                                                          ------------     ------------
     Total property and equipment, net                        $ 30,075         $ 26,406
                                                          ============     ============

3.  The calculation of per share earnings (loss) is as follows:

(In thousands except per share figures)

                                                            Three months ended         Nine months ended
                                                               September 30,             September 30,
                                                          ----------------------     ---------------------
                                                            2001          2000         2001         2000
                                                            ----          ----         ----         ----
Basic:
------
Net income (loss)                                          $ 1,978        ($232)      $ 4,464      $ 1,708
Weighted average common shares outstanding                   6,174        5,995         6,122        5,976

Net income (loss) per share, basic                         $  0.32       ($0.04)      $  0.73      $  0.29
                                                           =======      =======       =======      =======
Diluted:
--------
Net income (loss) for calculating diluted earnings         $ 1,978        ($232)      $ 4,464      $ 1,708
 per share

Weighted average common shares outstanding                   6,174        5,995         6,122        5,976
Common stock equivalents                                       362            -           318          234
                                                           -------      -------       -------      -------
Total weighted average shares                                6,536        5,995         6,440        6,210

Net income (loss) per share, diluted                       $  0.30       ($0.04)      $  0.69      $  0.28
                                                           =======      =======       =======      =======


For the three and nine months ended September 30, 2001, options to purchase 108,340 shares and 218,290 shares, respectively, at an average exercise price of $23.85 and $21.08, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive. For the nine months ended September 30, 2000, options to purchase 477,614 shares at an average exercise price of $18.47 have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

4. SEGMENT INFORMATION

The Company is active in one business segment: designing, marketing, performing and supporting its personal response monitoring service. The Company maintains sales and marketing operations in both the United States and Canada.

Geographic Segment Data

Net sales from external customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended September 30, 2001 and 2000 and the financial position as of September 30, 2001 and December 31, 2000 is presented as follows:

               Dollars in           Three months ended       Nine months ended
               thousands               September 30,            September 30,
                                    --------------------------------------------
                                       2001       2000        2001        2000
                                       ----       ----        ----        ----
               Net Sales:
               United States        $ 23,747    $ 19,594    $ 65,794    $ 55,316
               Canada                  1,836       1,566       5,451       4,604
                                    --------------------------------------------
                                    $ 25,583    $ 21,160    $ 71,245    $ 59,920
                                    ============================================

               Net Income (Loss):
               United States        $  1,805    $   (386)   $  3,979    $  1,289
               Canada                    173         154         485         419
                                    --------------------------------------------
                                    $  1,978    $   (232)   $  4,464    $  1,708
                                    ============================================

                                          September 30,  December 31,
                    Total Assets:             2001           2000
                                          ---------------------------
                    United States            $ 71,944       $ 58,725
                    Canada                      6,997          5,803
                                          ---------------------------
                                             $ 78,941       $ 64,528
                                          ===========================

5. RESTRUCTURING AND NON-RECURRING CHARGES

In September 2000, the Company recorded a pre-tax non-recurring charge of approximately $2.7 million for costs it expected to incur to address erroneous low-battery signals in some of its personal help buttons. Included in the non-recurring charge are anticipated material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and the cost of installer visits to subscriber homes to replace the buttons.

At September 30, 2001, accrued restructuring and other non-recurring charges of approximately $1.7 million represents the estimated remaining cost associated with addressing the erroneous low-battery signals in personal help buttons, as described in the preceding paragraph.

The following is a roll-forward of accrued restructuring and non-recurring charges for the nine months ended September 30, 2001:


                            December 31,    Amounts     September 30,
                                2000       Utilized          2001
                            -----------------------------------------
Reduction of workforce       $    85         ($85)          $     -
and other cash flows

Erroneous low battery
signals                        2,493         (745)            1,748
                            -----------------------------------------
Total                        $ 2,578        ($830)          $ 1,748
                            ==========================================

6. LONG TERM DEBT

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The line of credit matures on June 30, 2002, and as of September 30, 2001 the Company had $8.2 million outstanding under this line.

7. GOODWILL AND INTANGIBLES

During the first nine months of 2001, the Company recorded approximately $0.9 million of intangible assets related to provider agreements entered into with community hospitals ("customer") for conversion to services provided by the Company. The intangible assets related to these agreements consist of the cost of purchasing the rights to service and/or manage the personal response systems program located in various stand-alone facilities. These agreements allow the Company to provide monitoring and/or business support services to existing and future subscribers of the customer in accordance with the terms of the agreements. The Company amortizes the acquisition costs over the initial life of the agreements, which is typically five years.

In April 2001, the Company acquired certain assets formerly owned by SOS Industries, Inc. a personal response service provider based in New Smyrna Beach, Florida with subscribers located in 37 states. The purchase price was $3.8 million. The acquisition is being accounted for as a purchase transaction, and the resulting goodwill is being amortized over an estimated life of 10 years.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently determining the impact, if any, SFAS 144 will have on its financial position and results of operations.

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 2001 increased approximately 21% to $25.6 million as compared to total revenues of $21.2 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, total revenues grew by nearly 19% to $71.2 million, from $59.9 million for the same period in 2000. Total revenues include revenue generated from the assets of SOS Industries, Inc. from the date of acquisition, which as previously announced, were acquired by Lifeline in April 2001, and are not expected to be accretive until next year.

Service revenues were $17.6 million for the three months ended September 30, 2001, an increase of 22% from $14.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, services revenues increased 22% to $50.3 million from $41.2 million for the first nine months of 2000. Service revenues represent nearly 71% of the Company's year to date total revenues as compared to 69% of total revenues for the first nine months of 2000. This growth is a result of a variety of factors. The Company is continuing its service offering strategy and achieved an 11% increase in its monitored subscriber base to approximately 340,000 subscribers as of September 30, 2001 from 305,000 subscribers monitored at September 30, 2000. The Company also introduced a price increase for its monitoring services in 2001 that has resulted in higher average revenue per subscriber in 2001 as compared to the same period in 2000. The increase in service revenues and subscribers is also due in part to the acquisition of certain assets of SOS Industries, Inc., as mentioned above. The Company's ability to sustain the current level of service revenue growth depends on its ability to continue to make improvements in service delivery, expand the market for its personal response services, convert community hospital programs to services provided by the Company and increase its focus on referral development and innovative partner relationships. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in meeting this challenge.

Net product revenues for the third quarter of 2001 increased 20% over the third quarter of 2000 to $7.7 million from $6.4 million. For the nine months ended September 30, 2001, net product revenues were $19.9 million, an increase of nearly 13% from $17.6 million for the same period in 2000. During 2001, the Company launched a newly developed site-monitoring platform for those customers who perform their own monitoring at their local facilities. As a result, the majority of the increase in product revenue for the three and nine months ended September 30, 2001 is due to sales of this new platform. The Company expects that product sales will be favorably impacted for the remainder of 2001 as sales of this new platform are expected to continue. However, with a finite number of customers who perform their own monitoring at their local facilities, the Company believes that equipment sales in 2002 will be lower than 2001. It also continues to believe that equipment sales will remain flat or decline in periods subsequent to 2002 as it has experienced little or no growth in sales of its home communicators since it began providing its customers' subscribers with the Lifeline service, which includes monitoring and the use of Company-owned home communicators for a single fee.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, decreased approximately 13% in the third quarter of 2001 to $337,000, from $389,000 for the third quarter of 2000. For the nine months ended September 30, 2001, finance and rental income declined approximately 6% to $1.0 million from $1.1 million for the same period in 2000. With the Company's focus on its service offerings it expects finance income to decline in future periods because such income is directly related to product sales.

Total recurring revenues, consisting of service revenues and finance and rental income, continued to grow and increased 21% for the three and nine months ended September 30, 2001 to $17.9 million and $51.4 million, respectively, from $14.8 million and $42.3 million, respectively, for the same periods in 2000. These increases are a result of the continued growth of the Company's service offerings which increase the Company's recurring revenue base coupled with recurring revenues generated from the acquisition of certain assets of SOS Industries, Inc.

Cost of services, as a percentage of service revenues, significantly improved to 61% for the three and nine months ended September 30, 2001 as compared to 65% and 66% for the three and nine months ended September 30, 2000. The improvement is directly associated with the Company's goal of making its service offerings more profitable. Cost of services increased $1.4 million to $10.8 million in the third quarter of 2001 as compared to $9.4 million for the same period in 2000. For the nine months ended September 30, 2001, cost of services was $30.8 million, an increase of $3.7 million from $27.1 million for the same year-to-date period in 2000. These increases were a result of a variety of factors. The Company incurred higher amortization of goodwill along with associated operational costs in the first nine months of 2001 as a result of the purchase of SOS Industries, Inc. in April 2001 and the purchase of Argus Emergency Medical Division by the Company's Canadian subsidiary, Lifeline Systems, Canada, in the third quarter of 2000. The Company also had higher amortization of intangible acquisition costs incurred pursuant to provider agreements entered into with its customers for monitoring and/or business support services the Company provides under the terms of the agreement. The Company expects a positive improvement in its fiscal 2001 service margin as compared to its fiscal 2000 service margin.

Cost of sales was 34% and 33% of net product sales for the three and nine months ended September 30, 2001, respectively, as compared to 30% for the three and nine months ended September 30, 2000. Cost of sales was higher as a percentage of net product sales than the comparable periods in 2000 due in part to sales of the Company's new site monitored platform which has a cost that is higher as a percentage of revenue than the cost of the Company's home communicators. The Company is also experiencing an increase in sales of its lower margin marketing accessories in 2001 as compared to 2000 as its customers are marketing and growing their Lifeline service. The

Company expects cost of sales as a percentage of net product sales to remain flat or slightly increase for the remainder of 2001.

Selling, general and administrative ("SG&A") expenses, as a percentage of total revenues, were 34% for the three months ended September 30, 2001 and 2000. For the nine months ended September 30, 2001 and 2000, SG&A expenses were 36% and
35% of total revenues, respectively.   For the nine months ended September 30,
2001, SG&A expenses increased $4.4 million to $25.3 million from $20.9 for the nine months ended September 30, 2000. The Company's increased expenditures are primarily attributable to sales and marketing initiatives in 2001 that the Company did not incur during 2000. The Company also incurred consulting fees associated with obtaining a Tax Increment Finance ("TIF") agreement, noted below. The Company expects that SG&A expenses will remain at the same level during the remainder of 2001 as it continues with its sales, marketing and business initiatives.

Research and development expenses remained consistent at approximately 2% of total revenues for the three and nine months ended September 30, 2001 and 2000. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses at a consistent percentage of total revenues for the remainder of 2001.

The Company's effective tax rate was 37% for the nine months ended September 30, 2001 as compared to 41% for the same period in 2000. The reduction in the Company's effective tax rate was due to a tax credit earned under a TIF agreement with the town of Framingham, Massachusetts, where the Company relocated in 1999. The Company believes it will continue to receive additional ongoing tax credits under the TIF agreement during the 12 remaining years of its corporate headquarters lease, which should result in a future lower effective tax rate. Excluding the tax credit, Lifeline's tax rate has been approximately 41 percent. Earnings per share for the nine months ended September 30, 2001 was positively impacted by this tax credit by approximately $0.03 per diluted share.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently determining the impact, if any, SFAS 144 will have on its financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2001, the Company's portfolio of cash and cash equivalents decreased by approximately $0.6 million to $3.8 million at September 30, 2001 from $4.4 million at December 31, 2000. A number of factors resulted in a decrease in the Company's cash position. The Company purchased property and equipment amounting to $6.9 million and paid nearly $0.6 million for intangible assets related to provider agreements entered into with its customers for monitoring and/or business support services provided by the Company under the terms of the agreement. The Company experienced a net increase in its accounts receivable portfolio of approximately $5.2 million as a result of the 16% increase in revenue in the third quarter of 2001 compared to the fourth quarter of 2000 and a temporary negative impact of reducing the third quarter implementation of its new billing system to practice. There was also a net inventory increase of $1.8 million as a result of the Company's new site-monitoring platform and new initiatives being launched by the Company. The use of cash to finance the purchase price of certain assets of SOS Industries, Inc. in April 2001 was offset, in part by borrowings of nearly $3.6 million. Profitable operations of $12.3 million and net proceeds remaining of $3.3 million from short-term borrowings under the Company's available working capital line of credit helped to offset these expenditures.

The Company is party to Master Lease Agreements for up to $5.6 million for furniture, computers, security systems and other related equipment purchases. For financial reporting purposes, these leases are recorded as capital leases and accordingly the associated assets are being depreciated over their estimated useful life. As of September 30, 2001 the Company had made purchases of approximately $4.4 million under these agreements.

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement has two components, the first of which is a working capital line of credit, the other, the ability to convert up to five million dollars into a five-year fixed loan. The working capital line of credit's interest rate is based on the London Interbank Offered Rate (LIBOR), while the fixed loan is at the bank's prime interest rate. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. This line of credit matures on June 30, 2002, and as of September 30, 2001 the Company had $8.2 million outstanding under this line.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and the availability from time to time under its $10.0 million line of credit. The Company expects these sources will be sufficient to finance the cash needs of the Company through the next twelve months. This includes the continued investment in its response center platform, the requirements of its internally funded lease financing program, any future potential acquisitions and other investments in support of its current business.


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

The Company's revenue growth is dependent on its ability to increase the number of subscribers served by its monitoring centers while continuing to sell its home communicators to its healthcare programs. The Company's ability to continue to increase service revenue is a key factor in its long-term growth, and there can be no assurance that the Company will be able to do so. The Company's failure to increase service revenue could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

The Company believes that its future success will depend in large part upon its ability to attract and retain key personnel. Although the Company believes it is making progress in retaining and recruiting well-trained, highly capable people, there can be no assurance that the Company will continue to be successful in attracting and retaining such personnel.

While the Company's product revenue has increased during the first nine months of 2001 as compared to the same period in 2000, product revenue is anticipated to remain flat or decline as a result of the Company's strategy of providing its customers' subscribers with the Lifeline service, which includes monitoring and the use of Company-owned home communicators during the period of the service coverage, for a single fee. As the Company continues with this strategy to increase its recurring revenue, there can be no assurance that service revenue will increase at a rate sufficient to offset the expected decrease in higher margin product revenue both on a quarterly and annual basis. Moreover, the Company's product sales are ordinarily made to healthcare providers that establish their own Lifeline programs. These healthcare providers typically rent, rather than sell, Lifeline home communicators to subscribers and accordingly following such time as a home communicator is no longer used by a subscriber, it is returned to the healthcare provider and becomes available for rent to another subscriber. As a result of this use and reuse of the Company's home communicators, sales of such products are dependent on growth in the number of subscribers and on the ability of the Company to encourage its healthcare provider customers to replace their existing inventory by continuing to enhance its products with new features or new technology.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at September 30, 2001. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company's balance sheet includes a revolving credit facility and a term loan that are subject to interest rate risk. Both loans are priced at floating rates of interest, with a base of LIBOR or prime rate at the Company's option. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. The Company performed a sensitivity analysis as of September 30, 2001 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that short-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.

Foreign currency exchange rates

The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company's Canadian subsidiary into the reporting currency (U.S. Dollar). As such, the Company's exposure to changes in Canadian exchange rates could impact the Company's consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of September 30, 2001 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates should not materially affect the Company's consolidated financial position, results of operations or cash flows. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates did not factor in a potential change in sales levels or local prices for its services/products.


PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended September 30, 2001.

                            LIFELINE SYSTEMS, INC.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 9, 2001                   LIFELINE SYSTEMS, INC.
-------------------------          ----------------------
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