Form 10-K405
period 2001-12-31
LIFELINE SYSTEMS INC
filed 2002-03-29
CIK 720195

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001             Commission File Number 0-13617

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

                                 (508) 988-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


As of February 28, 2002, 6,346,950 shares of the Registrant's Common Stock were outstanding and the aggregate market value as of such date of such Common Stock held by non-affiliates of the Registrant was approximately $128,000,000.

                               ------------------

Exhibit index is located on pages 49 through 52 of this Report.

                                     PART I

ITEM 1. Business

     General

         Lifeline Systems, Inc. (the "Company") provides 24-hour personal response monitoring services to its subscribers, primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals. These subscribers communicate with the Company through products it designs and markets, consisting principally of a communicator which connects to the telephone line in the subscriber's home and a personal help button, which is worn or carried by the individual subscriber and which, when activated, initiates a telephone call from the subscriber's communicator to the Company's central monitoring facilities. The Company believes it is a major provider of these services since it was monitoring approximately 345,000 subscribers as of December 31, 2001 and estimates it serves, along with its customers, approximately 400,000 subscribers in a North American personal emergency response services market estimated by the Company to serve over 600,000 subscribers as of December 31, 2001.

     Business Developments

         In April 2001, the Company acquired certain assets formerly owned by SOS Industries, Inc. a personal response service provider based in New Smyrna Beach, Florida with subscribers located in 37 states. The purchase price was $3.8 million. The acquisition was accounted for as a purchase transaction, and the resulting goodwill was amortized over an estimated life of 10 years through December 31, 2001. In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company discontinued the amortization of this acquisition effective January 1, 2002 and will perform an annual review of impairment.

         The Company anticipates that, beginning in the second quarter of 2002, it will once again support a manufacturing site at its corporate location to assemble its personal response equipment and will end its outsourcing arrangement with Ademco. The Company believes that the decision to support a manufacturing assembly process for its equipment will result in better cost containment and will maintain cost of sales at a relatively consistent percentage of product sales.

     Industry Segments

         The Company operates in one industry segment. Its operations consist of providing personal response services associated with those products it designs and markets. Foreign revenues, from Canada, comprised less than 10% of the Company's total revenues in 2001, and tangible assets in foreign countries represent less than 10% of the Company's total assets as of December 31, 2001.

     The Lifeline Service

         The Company's principal offering, called LIFELINE(R), consists of a monitoring service utilizing equipment designed and marketed by the Company. The Company's monitoring service is a personal response service which provides 24-hour monitoring and personalized support to elderly individuals with medical or age-related conditions and to physically challenged individuals throughout the United States and Canada. Through use of the LIFELINE service, individuals in need of help are able to signal monitoring personnel in one of the Company's response centers. These trained monitors identify the nature and extent of the subscriber's particular need and manage the situation by notifying the subscriber's friends, neighbors, and/or emergency personnel, as set forth in a predetermined protocol established by the Company. In many situations, this service can also provide social support for elderly individuals who live alone since trained monitoring personnel are contacted by these elders, who utilize the Lifeline service as an important social connection.

         The equipment used for the LIFELINE service includes a communicator, which connects to the telephone line in the subscriber's home, and a personal help button, which is worn or carried by the individual subscriber. When pressed, the personal help button sends a radio signal to the communicator; the communicator automatically dials a response center where monitoring personnel answer the call and dispatch the designated responders, typically a friend or relative of the subscriber and/or emergency service, when help is needed. Most of the time, however, subscribers' calls do not require Lifeline to dispatch a responder but instead require Lifeline to provide reassurance and support as a result of the subscriber's isolation or loneliness.

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

         To provide its services, the Company develops relationships with hospitals or other healthcare providers ("customers") who establish a Lifeline program generally for the benefit of at-risk individuals in their coverage area ("subscribers"). The type of Lifeline program established by the customer determines the type of relationship that the Company has with these customers. The programs offered by Lifeline consist of the following:

             a. Site monitored program - these customers locally provide their own monitoring services to the subscriber by purchasing monitoring equipment from the Company. Subscribers in need of help are able to signal monitoring personnel at the customer's facility. With this type of Lifeline program the customer purchases monitoring equipment (installed at the customer's facility) and home communicators (installed in the subscribers' homes) from the Company and maintains all responsibilities for the operation of the program. The customer bills its subscribers for the monitoring services and home communicators it is providing.

             b. Lifeline Monitoring Services ("LMS") - with this type of Lifeline program, the customer outsources the monitoring activity to a Lifeline Call Center to service their subscribers but generally retains other responsibilities for the operation of the program. The customer purchases from the Company the home communicators the customer provides to its subscribers. The Company charges the customer a monthly per-subscriber fee for the monitoring service that the Company is providing. The sale by the Company to the customer of the home communicators is not tied to the monitoring agreement as the customer makes the determination when to purchase home communicators. The customer typically purchases home communicators to place in its own inventory and then disperses the communicators as it acquires subscribers who need the service. The customer is under no contract that would require it to purchase product. The customer bills the subscriber for the home communicators it has placed in the subscriber's home and for the monitoring services provided by the Company.

             c. Business Management Services ("BMS") - for customers who choose this type of Lifeline program, the Company provides a comprehensive set of monitoring and business support services that effectively reduce the customer's program management and administrative responsibilities associated with offering the Lifeline service. The program is designed to meet the needs of customers that would like to make a Lifeline program available to individuals in their coverage area but which do not have the resources or the desire to themselves provide all the activities related to providing the Lifeline service in their community. The Company handles day-to-day administrative tasks for the Lifeline service including managing referrals, inquiries, service order intake, service installation, ongoing customer service and billing to support the needs of the customer. The Company directly provides its customers' subscribers with a comprehensive service offering, which includes monitoring and the use of Company-owned home communicators for a single fee, and the Company bills the subscriber on a monthly basis for this service. The BMS service does not involve the sale by the Company of products to its customers or to subscribers.

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

     Source of Raw Materials

         Prior to 1999, the Company had manufactured all of its products, relying on outside vendors for components and enclosures. As previously disclosed, during the third quarter of 1999, the Company completed the outsourcing of the manufacturing of its personal response equipment to the Ademco Group, a division of Honeywell International, Inc. The Company anticipates that beginning in the second quarter of 2002 it will once again support a manufacturing site at its corporate location to assemble its personal response equipment and will end its outsourcing arrangement with Ademco. The Company intends to purchase assembled printed circuit boards from qualified vendors. The Company expects that this strategy will provide maximum flexibility to ensure adequate sources of supply. There can be no assurance however, that these vendors will not incur delays in providing assembled printed circuit boards for the Company as a result of process difficulties, component shortages or for other reasons.

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

     Research and Development

         Research and development efforts are geared towards enhancing and augmenting the Company's products and services. Research and development expenses were $1,610,000, $1,515,000, and $1,565,000 for the years ended
     December 31, 2001, 2000, and 1999, respectively.

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

     Competition

         The Company believes that it is a major provider of personal response services and products since it was monitoring approximately 345,000 subscribers as of December 31, 2001 and estimates it serves, along with its customers, approximately 400,000 subscribers in a North American personal emergency response services market estimated by the Company to serve over 600,000 subscribers as of December 31, 2001. Other companies offer services and products competitive with those offered by the Company. These companies offer personal response services on a regional or national basis through both healthcare providers and directly to the subscribers themselves.

         The Company believes that the competitive factors its customers consider when choosing a personal response service are the high quality of service and product performance and reliability; customer support and service; price; and reputation and experience in the industry. The Company believes it competes favorably with respect to these factors.

     Employees

         As of February 28, 2002 the Company employed approximately 745 full-time and 95 part-time employees. None of the Company's employees is represented by a collective bargaining unit, and the Company believes its relations with its employees are good.

ITEM 2.  Properties

         The Company is party to a fifteen-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters, including its U.S. based monitoring operations. Annual base rental payments under the lease approximate $814,000. The initial lease term expires in 2013. The Company has two five-year renewal options contained within the lease. The Company also leases facilities in other locations to support its corporate, field and Canadian operations.

ITEM 3.  Legal Proceedings

     The Company is not party to any material litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None

     Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Company as of March 25, 2002.

     Name                      Position                              Age
     ----                      --------                              ---
L. Dennis Shapiro        Chairman of the Board                       68
Ronald Feinstein         President, Chief Executive Officer
                         and Director                                55

Dennis M. Hurley       Senior Vice President, Finance,
                       Chief Financial Officer, Treasurer                 55
Richard M. Reich       Senior Vice President and Chief Information
                       Officer                                            55
Donald G. Strange      Senior Vice President, Sales                       55
Ellen R. Berezin       Vice President, Human Resources                    52
Barbara A. Trimble     Vice President, Customer Care                      50
Leonard E. Wechsler    Vice President and President, Lifeline Canada      45
Jeffrey A. Stein       Clerk                                              43

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

     Ellen R. Berezin joined the Company in March 2001 as Vice President, Human Resources. From July 1997 to March 2001, Ms. Berezin worked at Harvard Vanguard Medical Associates, a physician group practice based in Massachusetts, where she served as Vice President, Human Resources. From November 1995 to June 1997, Ms. Berezin was Vice President of Healthsource Massachusetts, a New Hampshire-based HMO.

     Barbara A. Trimble has been Vice President, Customer Care since June 2000. She joined the Company in September 1999 as Director of Subscriber Services. From 1988 to 1999, Ms. Trimble worked at Matthew Thornton Health Plan, a New Hampshire based HMO, where she served various roles, among them, Vice President of Medical Services from 1994 to 1997. She also consulted with various start up companies between 1997 and 1999. Ms. Trimble's last day of employment with the Company will be April 19, 2002.

     Leonard E. Wechsler is Vice President and President, Lifeline Systems, Canada. He joined the Company in 1996 as President, Lifeline Systems Canada when the Company purchased CareTel, Inc. in July 1996. CareTel provided monitoring services similar to those offered by the Company. From May 1993 to July 1996, Mr. Wechsler was President, CareTel, Inc.

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

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Quarterly Market Information and Related Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "LIFE." On February 28, 2002, the Company had 417 registered shareholders. The table below reflects the high and low sales prices for 2001 and 2000.

                                     High         Low
2000        First Quarter         $  15.00     $  7.50
            Second Quarter           14.75        8.88
            Third Quarter            16.94       11.00
            Fourth Quarter           16.13       12.13

2001        First Quarter         $  16.44     $ 11.88
            Second Quarter           20.10       14.19
            Third Quarter            20.50       18.40
            Fourth Quarter           23.93       18.35


During the periods presented, the Company has not paid or declared any cash dividends on its common stock. While the payment of dividends is within the discretion of the Company's Board of Directors, the Company presently expects to retain all of its earnings for use in financing the future growth of the Company.

ITEM 6.  Selected Financial Data

                                                                   Years Ended December 31,
                                            --------------------------------------------------------------------
(In thousands, except per share data)          2001           2000           1999           1998           1997
                                               ----           ----           ----           ----           ----
OPERATING RESULTS

   Total revenues                           $ 96,560       $ 81,489       $ 70,792       $ 64,884       $ 57,366

   Income from operations                     10,561          5,031          3,190          9,513          3,327

   Income before income taxes                 10,223          5,304          4,176          9,976          3,921

   Net income                                  6,320          3,185          2,506          5,986          2,298

   Net income per share, diluted            $   0.98       $   0.51       $   0.40       $   0.95       $   0.37

   Diluted weighted average
   shares outstanding                          6,481          6,223          6,299          6,309          6,232

FINANCIAL POSITION/1/
                                                                  Years Ended December 31,
                                            --------------------------------------------------------------------
                                              2001           2000           1999           1998           1997
                                              ----           ----           ----           ----           ----
   Working capital                          $ 15,019       $  9,994       $ 10,069       $ 13,026       $ 12,320

   Total assets                               77,002         64,528         57,385         52,504         42,269

   Long-term obligations/2/                    5,000          2,701          3,354             11             16

   Stockholders' equity                       52,209         43,385         39,739         36,291         29,717

  /1/There were no cash dividends paid or declared during any of the periods presented.
  /2/Excludes current portion of long-term obligations.

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

RESULTS OF OPERATIONS

2001 Compared with 2000

Total revenues for the year ended December 31, 2001 were $96.6 million, an increase of 18% compared with the $81.5 million recorded in 2000.

Service revenues increased by 21% to $68.2 million for the year ended December 31, 2001 compared to $56.2 million for the prior year. Service revenues comprised 71% of the Company's total 2001 revenues, compared to 69% in 2000. This growth is a result of a variety of factors. The Company introduced a price increase for its monitoring services in 2001 that has resulted in higher average revenue per subscriber in 2001 as compared to 2000. The increase in service revenues and subscribers is also due in part to the acquisition of certain assets of SOS Industries, Inc. Overall, the Company achieved a 10% increase in its monitored subscriber base, of which approximately 9,500 subscribers were the result of the SOS acquisition. The Company was monitoring approximately 345,000 subscribers at the end of the year as compared to 313,000 subscribers monitored at December 31, 2000. The Company believes that the growth in the number of subscribers in 2001 was negatively impacted by the previously disclosed battery-related issue in some of its personal help buttons.

The service recovery efforts undertaken by the Company to resolve the issues it faced in the second half of 1999 that impacted its service revenue growth during 2000 have resulted in significant service improvements in 2001 which enabled the Company to put its focus back on service revenue growth in 2001. These service recovery efforts included increasing call center staffing and training to improve response time consistency, improvements within the Company's customer administration and data entry departments, and increasing information technology resources to facilitate the resolution of technical issues that may occur with the CareSystem platform. The Company believes that these service recovery efforts will position the Company for future increases in its service revenue. The Company's ability to sustain the current level of service revenue growth depends on its ability to continue to make improvements in service delivery, expand the market for its personal response services, convert community hospital programs to services provided by the Company and increase its focus on referral development and innovative partner relationships. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in meeting this challenge.

Net product revenues improved 13% to $27.0 million for 2001, from $23.9 million in 2000. The majority of the increase in 2001 was the result of the launch of a newly developed site-monitoring platform for those customers who perform their own monitoring at their local facilities. However, with a finite number of customers who perform their own monitoring at their local facilities, the Company believes that equipment sales in 2002 may be lower than 2001. It also continues to believe that equipment sales may remain flat or decline in periods subsequent to 2002 as it has experienced little or no growth in sales of its home communicators since it began providing its customers' subscribers with the Lifeline service under its BMS program, which includes monitoring and the use of Company-owned home communicators for a single fee.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, declined 4% to just under $1.4 million for the year ended December 31, 2001. With the Company's focus on its service offerings it expects finance income to decline in future periods because such income is directly related to product sales.

Total recurring revenues, consisting of service revenues and finance income, was $69.6 million for the year ended December 31, 2001, an increase of nearly 21% as compared to $57.6 million for the year ended December 31, 2000. These increases are a result of the continued growth of the Company's service offerings which increase the Company's recurring revenue base coupled with recurring revenues generated from the acquisition of certain assets of SOS Industries, Inc. As the Company continues to focus on its service business, it expects its recurring revenues to continue to increase in future periods.

Cost of services, as a percentage of service revenues, was 61% for the year ended December 31, 2001 as compared to 65% for the year ended December 31, 2000, an improvement of 4%. The improvement is directly associated with the Company's goal of making its service offerings more profitable and can be attributed to productivity improvements and effective pricing strategies. On a dollar basis, cost of services increased $5.0 million over 2000, due to a variety of reasons. The Company incurred higher amortization of goodwill along with associated operational costs in 2001 as a result of the purchase of certain assets of SOS Industries, Inc. in April 2001 and the full year effect of the purchase of the Argus Emergency Medical Division of Microtec Enterprises, Inc. by the Company's Canadian subsidiary, Lifeline Systems, Canada, in the third quarter of 2000. The growth in the number of subscribers serviced under the Company's BMS program resulted in an increase in depreciation of the cost of home communicators provided to those subscribers served under this model and also contributed to the increase. The Company also had higher amortization of intangible acquisition costs incurred pursuant to provider agreements entered into with its customers for monitoring and/or business support services the Company provides under the terms of the agreement. The Company has completed its assessment of the impact of SFAS 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The Company believes that the adoption of SFAS 142 will result in an additional 1% improvement to service margins in 2002 as a result of the exclusion of nearly $820,000 of goodwill amortization expense. The Company expects continued positive service margin improvements in 2002.

For the years ended December 31, 2001 cost of product sales, as a percentage of net product sales, was 33% as compared to 30% in 2000. Cost of sales was higher as a percentage of net product sales in 2001 due in part to sales of the Company's new site monitored platform which has a cost that is higher as a percentage of revenue than the cost of the Company's home communicators. The Company also experienced an increase in sales of its lower margin marketing accessories in 2001 as compared to 2000 as its customers are marketing and growing their Lifeline service. The Company anticipates that, beginning in the second quarter of 2002, it will once again support a manufacturing site at its corporate location to assemble its personal response equipment and will end its outsourcing arrangement with Ademco. The Company believes that the decision to support a manufacturing assembly process for its equipment will result in better cost containment and will maintain cost of sales at a relatively consistent percentage of product sales in 2002.

Selling, general, and administrative expenses ("SG&A") as a percentage of total revenues were 35% for the year ended December 31, 2001 and 2000. The Company's improved 2001 revenue performance and its ability to control its SG&A expenses have resulted in consistent SG&A percentages in 2001. The Company's increased expenditures are primarily attributable to sales and marketing initiatives in 2001 that the Company did not incur during 2000 and increased sales and management bonuses relating to the 2001 achievement of operating performance goals. In 2001, the Company also incurred tax advisory fees associated with obtaining a Tax Increment Finance ("TIF") agreement, noted below. The Company expects that SG&A expenses in 2002 will be negatively affected by higher insurance premiums and deductibles as a result of overall insurance industry increases.

Research and development expenses represented 2% of total revenues in 2001 and 2000. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level.

The Company's effective tax rate was 38% for 2001 as compared to 40% in 2000. The reduction in the Company's effective tax rate was due to a tax credit earned under a TIF agreement with the town of Framingham, Massachusetts, where the Company relocated in 1999. The Company believes it will continue to receive additional ongoing tax credits under the TIF agreement during the 12 remaining years of its corporate headquarters lease. Earnings per share for the year ended December 31, 2001 was positively impacted by this tax credit by approximately $0.03 per diluted share.

The Company is currently being audited by Revenue Canada asserting deficiencies in goods and services tax and sales tax for the Company's 1993 to 1999 tax years. On March 26, 2002 the Company received a proposed tax assesssment, (which includes penalties and interest), of CAN$1,050,000 (approximately US$700,000 based on current exchange rates). The Company believes that it should be able to further reduce the amount of the proposed tax deficiency following further discussion with Revenue Canada. However, there is no assurance that it will be able to do so. The Company does not believe that the payment of any such deficiency will have a material adverse impact on the Company's financial position or results of operations or cash flows.

2000 Compared with 1999

Total revenues for the year ended December 31, 2000 were $81.5 million, an increase of 15% compared with the $70.8 million recorded in 1999.

Service revenues continued to grow and rose by 19% to $56.2 million for the year ended December 31, 2000 compared to $47.0 million for the prior year. Service revenues comprised 69% of the Company's total 2000 revenues, compared to 66% in 1999. The Company's growth in service revenues continued because of its strategy of providing its customers' subscribers with the Lifeline service under its BMS program, which includes monitoring and the use of company-owned home communicators for a single fee. This resulted in higher per-subscriber service revenue. However, the Company believes that issues it faced in the second half of 1999 as a result of the introduction of its new CareSystem call center platform impacted the amount of growth in its service revenue in 2000. The Company embarked on a company-wide service recovery effort aimed at restoring confidence in its overall service, including subscriber response time consistency and data entry accuracy. As a result of these service recovery efforts, the Company's attention was taken away from service revenue growth and focused on improved customer service in 2000.

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

Cost of services, as a percentage of service revenues, was 65% for the year ended December 31, 2000 as compared to 62% for the year ended December 31, 1999. Cost of services remained high due to a variety of reasons. The Company incurred a labor rate increase during 2000 for its employees in its Customer Care organization in order to remain competitive in the tight labor market. The first full year of depreciation of its CareSystem call center platform also impacted cost of services for 2000 as did related information technology consulting expenses and information technology professionals hired for the CareSystem platform. The Company also incurred a full year of customer service costs associated with TelCare Systems, Inc., which was purchased by the Company in August 1999. Additionally, the amortization of intangible acquisition costs for agreements entered into with community hospitals for conversion to services provided by the Company was significantly higher for 2000 as compared to 1999 as it included amortization for all purchases during 1999 and 2000.

For the years ended December 31, 2000 and 1999, cost of product sales as a percentage of product sales was 30%. The Company completed the transition of outsourcing its manufacturing operations to Ademco during the third quarter of 1999 and had been successful in maintaining its cost of sales at a consistent percentage of net product sales.

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

In September 2000, the Company recorded a pre-tax non-recurring charge of approximately $2.7 million for costs it expected to incur to address a battery-related issue with some of its personal help buttons. Included in the non-recurring charge were anticipated material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and the cost of installer visits to subscriber homes to replace the buttons.

The Company's effective tax rate was 40.0% for 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2001, the Company's portfolio of cash and cash equivalents increased $1.3 million to $5.7 million at December 31, 2001 from $4.4 million at December 31, 2000. The increase was mainly attributable to profitable operations of $17.1 million as well as net borrowings of nearly $2.9 million related to financing the purchase of certain assets of SOS Industries, Inc. in April 2001. Additional items which offset the increase in the Company's cash position were purchases of property and equipment amounting to $9.2 million and payments of nearly $0.7 million for intangible assets related to provider agreements entered into with its customers for monitoring and/or business support services provided by the Company under the terms of the agreement. The Company experienced a net increase in its accounts receivable portfolio of approximately $3.2 million as a result of the 18% increase in revenue in 2001 and a temporary negative impact from the implementation of its new billing system in the third quarter. The Company also affected a net inventory increase of $2.5 million in anticipation of supporting a manufacturing site at its corporate location and to minimize the risk of supply interruption during the transition. Once the Company gives notice of termination of the contract with Ademco, in accordance with the terms of the contract, the Company will be obligated to purchase certain amounts of inventory from its prearranged manufacturing schedule with Ademco. The Company does not believe that this obligation will have a material adverse effect on its liquidity, financial condition or results of operations.

In April 2001, the Company acquired certain assets formerly owned by SOS Industries, Inc. a personal response service provider based in New Smyrna Beach, Florida with subscribers located in 37 states. The purchase price was $3.8 million. The acquisition was accounted for as a purchase transaction, and the resulting goodwill was amortized over an estimated life of 10 years through December 31, 2001. In accordance with SFAS 142 "Goodwill and Other Intangible Assets," the Company discontinued the amortization of this acquisition effective January 1, 2002 and will perform an annual review of impairment.

During 2001, the Company paid approximately $0.7 million to community hospitals and distributors of its personal response products and services in connection with the purchase by the Company of the rights to service and/or manage the personal response systems program being operated by these entities. The majority of the purchase price related to these agreements has been allocated to intangible assets. These agreements allow the Company to monitor and provide other related services to existing and future subscribers over the term of the agreements. The Company amortizes the intangible assets over the life of the agreements, which is typically five years. The amortization of these intangible assets will continue in accordance with SFAS 142.

The Company is party to Master Lease Agreements for up to $5.6 million for furniture, computers, security systems and other related equipment purchases. For financial reporting purposes, these leases are recorded as capital leases and accordingly the associated assets are being depreciated over their estimated useful life. As of December 2001 the Company had made purchases of approximately $5.0 million under these agreements.

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement has two components, the first of which is a working capital line of credit, the other, the ability to convert up to five million dollars into a five-year fixed loan. The working capital line of credit's interest rate is based on the London Interbank Offered Rate (LIBOR), while the fixed loan is at the bank's prime interest rate. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. This line of credit matures on June 30, 2002, and as of December 31, 2001 the Company had $4.4 million outstanding under this line. The Company is currently in the process of renegotiating a new line of credit.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and the availability from time to time under its line of credit. The Company expects these sources will be sufficient to finance the cash needs of the Company through the next twelve months. This includes the continued investment in its response center platform, the requirements of its internally funded lease financing program, any future potential acquisitions and other investments in support of its current business.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has identified the following accounting polices as critical to understanding the preparation of its consolidated financial statements and results of operations.

Revenue recognition

The Company derives 71% of its revenue from its service offerings and 28% of its revenue from product sales. Service revenues, associated primarily with providing monitoring services under the Company's LMS and BMS programs, are recognized in the period the service is provided. Deferred revenue represents billings to customers for annual service contracts for which revenue has not been recognized because the service has not yet been provided. Service revenues are then recognized ratably over the contractual period. Product revenues from the sale of personal response products are recognized upon shipment. While the Company does not have a specific right of return policy, it does record a provision for an estimated amount of future returns based on historical experience and any notification received of an error in type of product shipped. Such returns have historically been immaterial to the Company's total product revenue, and the Company does not foresee any change that could have a material adverse effect on the Company's operating results for the period or periods in which such returns materialize.

Finance income attributable to sales-type lease contracts is initially recorded as unearned income and subsequently recognized under the interest method over the term of the leases.

Allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. It estimates the allowance based upon historical collection experience, analysis of accounts receivable by aging categories and customer credit quality. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of long-lived assets, goodwill and other intangibles

The Company assesses the impairment of long-lived assets, goodwill and other intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. It uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether assets are recoverable. Based on the Company's expectation of future undiscounted net cash flows, an impairment loss would be recorded by writing down the assets to their estimated realizable values. Any resulting impairment loss could have a material adverse effect on the Company's results of operations.

Inventories

The Company values its inventories at the lower of cost or market, as determined by the first-in, first-out method. It regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory based upon its estimated forecast of product demand. If actual future demand is less than the projections made by management, then additional provisions may be required.

Warranty

The Company's products are generally under warranty against defects in material and workmanship. The Company provides an accrual for estimated warranty costs at the time of sale of the related products based upon historical return rates and repair costs at the time of the sale. A significant increase in product return rates could have a material adverse effect on the Company's results of operations.

NEWLY ISSUED ACCOUNTING STANDARDS

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company will adopt SFAS 142 in the first quarter of 2002. It believes that the adoption of SFAS 142 will result in an additional 1% improvement to service margins in 2002 as a result of the exclusion of nearly $820,000 of goodwill amortization expense.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

The Company completed the transition of its United States subscribers to its new CareSystem call center platform during 1999. There can be no assurance that the Company will realize the productivity improvements and other intended benefits from CareSystem to justify the Company's investment.

The Company recorded a non-recurring charge of approximately $2.7 million in the third quarter of 2000 for costs it expected to incur to address a previously disclosed battery-related issue, including anticipated material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and support for the cost of installer visits to subscriber homes to replace the button. The Company cannot be certain that the charge it recorded to address this issue will be sufficient to cover all of its associated expenses. In addition, the Company has changed its battery vendor. The Company cannot be certain that it will not experience disruption related to such change.

The Company anticipates that beginning in the second quarter of 2002 it will once again support a manufacturing site at its corporate location to assemble its personal response equipment and will end its outsourcing arrangement with Ademco. The Company has not supported a manufacturing site for the past two years and as a result there can be no assurance that the transition from outsourcing manufacturing to internally supporting a manufacturing assembly process for its personal response equipment will not have a negative adverse effect on its results of operations or that the Company will not experience difficulties in successfully transitioning the assembly process of its personal response equipment to its corporate location. There also can be no assurance that the decision to assemble its equipment will result in the anticipated cost containment or that the Company will maintain cost of sales at a relatively consistent percentage of product sales in 2002. This could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

The Company's revenue growth is partially dependent on its ability to increase the number of subscribers served by its monitoring centers while continuing to sell its home communicators to its healthcare programs. The Company's ability to continue to increase service revenue is a key factor in its long-term growth, and there can be no assurance that the Company will be able to do so. The Company's failure to increase service revenue could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

While the Company's product revenue increased in 2001 as compared to 2000, product revenue may be lower in 2002 than 2001 and may remain flat or decline in periods subsequent to 2002 as a result of the Company's strategy of providing its customers' subscribers with the Lifeline service, which includes monitoring and the use of Company-owned home communicators during the period of the service coverage, for a single fee. As the Company continues with this strategy to increase its recurring revenue, there can be no assurance that service revenue will increase at a rate sufficient to offset the expected decrease in higher margin product revenue both on a quarterly and annual basis. Moreover, the Company's product sales are ordinarily made to healthcare providers that establish their own Lifeline programs. These healthcare providers typically rent, rather than sell, Lifeline home communicators to subscribers and accordingly following such time as a home communicator is no longer used by a subscriber, it is returned to the healthcare provider and becomes available for rent to another subscriber. As a result of this use and reuse of the Company's home communicators, sales of such products are dependent on growth in the number of subscribers and on the ability of the Company to encourage its healthcare provider customers to replace their existing inventory by continuing to enhance its products with new features or new technology.

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

ITEM 7a  Quantitative and Qualitative Disclosures about Market Risk

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at December 31, 2001. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company's balance sheet includes a revolving credit facility and a term loan that are subject to interest rate risk. Both loans are priced at floating rates of interest, with the working capital line of credit being based on LIBOR and the fixed loan being based on the bank's prime interest rate at the Company's option. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. The Company performed sensitivity analysis as of December 31, 2001 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates in such magnitude should not materially affect the Company's consolidated financial position, results of operations or cash flows.

Foreign currency exchange rates

The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company's Canadian subsidiary into the reporting currency (U.S. Dollar). As such, the Company's exposure to changes in Canadian exchange rates could impact the Company's consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of December 31, 2001 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that near-term changes in Canadian exchange rates should not materially affect the Company's consolidated financial position, results of operations or cash flows. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for its services/products.

ITEM 8.  Financial Statements and Supplementary Data

Quarterly Results of Operations
(Unaudited)                                                           Quarter Ended
                                                    ---------------------------------------------------------------
(Dollars in thousands, except per share data)       Mar 31        Jun 30        Sep 30       Dec 31       Full Year
                                                    ------        ------        ------       ------       ---------
2001   Total revenues                              $ 21,564      $ 24,098      $ 25,583     $ 25,315      $ 96,560
       Gross profit                                  10,196        11,411        12,204       12,203        46,014
       Net income                                     1,118         1,368         1,978        1,856         6,320
       Net income per share, diluted               $   0.18      $   0.21      $   0.30     $   0.28      $   0.98

2000   Total revenues                              $ 18,679      $ 19,854      $ 21,017     $ 21,939      $ 81,489
       Gross profit                                   8,336         9,329         9,797       10,206        37,668
       Net income (loss)                                923         1,018          (232)       1,476         3,185
       Net income (loss) per share, diluted        $   0.15      $   0.16      $  (0.04)    $   0.24      $   0.51


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Lifeline Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 47 present fairly, in all material respects, the financial position of Lifeline Systems, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 2002 (Except as to the 19th paragraph of Note E and Note M for which the date is March 27, 2002)

                                      LIFELINE SYSTEMS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                    December 31, 2001 and 2000
                                      (Dollars in thousands)

                                                                               2001           2000
ASSETS                                                                         ----           ----
Current assets:
     Cash and cash equivalents                                                $ 5,742       $ 4,417
     Accounts receivable, net of allowance for doubtful
        accounts of $442 in 2001 and $449 in 2000                              12,118         9,223
     Inventories                                                                4,129         1,641
     Net investment in sales-type leases                                        2,874         2,909
     Prepaid expenses and other current assets                                  1,947         1,509
     Deferred income taxes                                                      1,436         1,986
                                                                          ------------   -----------
        Total current assets                                                   28,246        21,685

Property and equipment, net                                                    30,712        26,406
Net investment in sales-type leases                                             4,337         5,073
Goodwill and other intangible assets, net                                      13,640        11,204
Other assets                                                                       67           160
                                                                          ------------   -----------
        Total assets                                                         $ 77,002      $ 64,528
                                                                          ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $ 1,972       $ 2,576
     Accrued expenses                                                           2,197         2,063
     Accrued payroll and payroll taxes                                          4,282         2,985
     Accrued income taxes                                                         730           232
     Deferred revenues                                                          1,026           755
     Current portion of capital lease obligation                                1,080           583
     Current portion of long term debt                                          1,105           405
     Product warranty and other current liabilities                               329           751
     Accrued restructuring and other non-recurring charges                        506         1,341
                                                                          ------------   -----------
        Total current liabilities                                              13,227        11,691

Deferred income taxes                                                           5,799         4,897
Long term portion of capital lease obligation                                   1,657         1,531
Long term debt, net of current portion                                          3,343         1,170
Accrued restructuring and other non-recurring charges, long term                  617         1,237
Other non-current liabilities                                                     150           617
                                                                          ------------   -----------
        Total liabilities                                                      24,793        21,143

Commitments and contingencies

Stockholders' equity:
     Common stock, $0.02 par value, 20,000,000 shares authorized,
        6,934,461 shares issued in 2001 and 6,641,554 shares issued in 2000       139           133
     Additional paid-in capital                                                22,000        19,296
     Retained earnings                                                         35,446        29,126
     Less: Treasury stock at cost, 621,089 shares in 2001 and 2000             (4,556)       (4,556)
           Notes receivable - officer                                            (550)         (550)
           Accumulated other comprehensive loss-cumulative translation
            adjustment                                                           (270)          (64)
                                                                          ------------   -----------
        Total stockholders' equity                                             52,209        43,385
                                                                          ------------   -----------
             Total liabilities and stockholders' equity                      $ 77,002      $ 64,528
                                                                          ============   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                         LIFELINE SYSTEMS, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                        AND COMPREHENSIVE INCOME
                          For the years ended December 31, 2001, 2000 and 1999
                                (In thousands except for per share data)

                                                               2001             2000             1999
                                                               ----             ----             ----
Revenues
     Services                                                   $68,222          $56,169          $47,024
     Net product sales                                           26,956           23,875           22,237
     Finance and rental income                                    1,382            1,445            1,531
                                                           -------------    -------------    -------------

         Total revenues                                          96,560           81,489           70,792
                                                           -------------    -------------    -------------

Costs and expenses
     Cost of services                                            41,634           36,588           29,201
     Cost of sales                                                8,871            7,233            6,736
     Selling, general, and administrative                        33,884           28,421           27,477
     Research and development                                     1,610            1,515            1,565
     Restructuring and other non-recurring charges                    -            2,701            2,623
                                                           -------------    -------------    -------------

         Total costs and expenses                                85,999           76,458           67,602
                                                           -------------    -------------    -------------

Income from operations                                           10,561            5,031            3,190
                                                           -------------    -------------    -------------

Other income (expense)
     Interest income                                                162              646              219
     Interest expense                                              (449)            (345)            (129)
     Other income (expense)                                         (51)             (28)             896
                                                           -------------    -------------    -------------

         Total other income (expense), net                         (338)             273              986
                                                           -------------    -------------    -------------

Income before income taxes                                       10,223            5,304            4,176
Provision for income taxes                                        3,903            2,119            1,670
                                                           -------------    -------------    -------------

Net income                                                        6,320            3,185            2,506

Other comprehensive income (loss), net of tax
     Foreign currency translation adjustments                      (128)             (37)              53
                                                           -------------    -------------    -------------

Comprehensive income                                            $ 6,192          $ 3,148          $ 2,559
                                                           =============    =============    =============

Net income per weighted average share:
     Basic                                                      $ 1.03           $ 0.53           $ 0.43
                                                           =============    =============    =============

     Diluted                                                    $ 0.98           $ 0.51           $ 0.40
                                                           =============    =============    =============

Weighted average shares:
     Basic                                                       6,165            5,986            5,892
                                                           =============    =============    =============

     Diluted                                                     6,481            6,223            6,299
                                                           =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)



                                    Common Stock    Additional             Treasury Stock         Notes   Cumulative         Total
                                  -----------------    Paid-In  Retained   ----------------  Receivable  Translation  Stockholders'
                                     Shares  Amount    Capital  Earnings   Shares    Amount    Officers   Adjustment        Equity
                                  -------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998        5,832,866    $129    $16,945   $23,435   592,548  ($4,028)      ($100)        ($90)      $36,291

Purchase of treasury stock          (29,541)                                29,541     (535)                                  (535)
Issuance of treasury stock            1,000                  7              (1,000)       7                                     14
Exercise of stock options           138,243       2      1,674                                     (300)                     1,376
Cumulative translation adjustment                                                                                 87            87
Net income                                                         2,506                                                     2,506
                                  -------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999        5,942,568     131     18,626    25,941   621,089   (4,556)       (400)          (3)       39,739

Exercise of stock options            58,797       2        467                                                                 469
Issuance of stock under employee
 stock purchase plan                 19,100                203                                                                 203
Issuance of note to officer                                                                        (250)                      (250)
Repayment of loan by officer                                                                        100                        100
Cumulative translation adjustment                                                                                (61)          (61)
Net income                                                         3,185                                                     3,185
                                  -------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000        6,020,465     133     19,296    29,126   621,089   (4,556)       (550)         (64)       43,385

Exercise of stock options           264,308       6      2,331                                                               2,337
Issuance of stock under employee
 stock purchase plan                 28,599                373                                                                 373
Cumulative translation adjustment                                                                               (206)         (206)
Net income                                                         6,320                                                     6,320
                                  -------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001        6,313,372    $139    $22,000   $35,446   621,089  ($4,556)      ($550)       ($270)      $52,209
                                  =================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                         LIFELINE SYSTEMS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the years ended December 31, 2001, 2000, and 1999
                                         (Dollars in thousands)

                                                                      2001          2000           1999
                                                                      ----          ----           ----
Cash flows from operating activities:
     Net income                                                     $ 6,320        $ 3,185       $ 2,506
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Write off of fixed assets and intangibles                       13            314           916
         Non-cash portion of restructuring charge                         -          2,700           380
         Depreciation and amortization                                9,035          7,404         5,712
         Treasury stock issued for employee compensation                  -              -            14
         Provision for bad debts                                        221             16           528
         Deferred income tax provision                                1,452            107         1,494
         Deferred compensation                                           35            (23)            4
     Changes in operating assets and liabilities:
         Accounts receivable                                         (3,170)           (15)       (2,231)
         Inventories                                                 (2,488)           964        (1,109)
         Net investment in sales-type leases                            771             75          (452)
         Prepaid expenses, other current assets and other assets       (350)           200           528
         Accounts payable, accrued expenses and other liabilities      (726)           478          (914)
         Accrued payroll and payroll taxes                            1,322            866          (581)
         Income taxes payable                                           514             97        (1,152)
         Accrued restructuring and other non-recurring charges       (1,455)          (778)         (587)
                                                                 -----------   ------------   -----------

            Net cash provided by operating activities                11,494         15,590         5,056
                                                                 -----------   ------------   -----------

Cash flows from investing activities:
     Purchases of investments                                             -              -        (3,145)
     Sales and maturities of investments                                  -              -         9,841
     Additions to property and equipment                             (9,148)        (4,772)       (9,162)
     Business purchases and other                                    (5,297)        (7,167)       (5,383)
                                                                 -----------   ------------   -----------
            Net cash used in investing activities                   (14,445)       (11,939)       (7,849)
                                                                 -----------   ------------   -----------
Cash flows from financing activities:
     Principal payments under long-term obligations                  (1,597)        (3,661)         (353)
     Proceeds from issuance of long term debt                         3,578          2,747         2,025
     Proceeds from stock options exercised and
         employee stock purchase plan                                 2,375            441           353
     Issuance of note to officer                                          -           (250)            -
     Repayment of loan from officer                                       -            100             -
     Purchase of treasury stock                                           -              -          (535)
                                                                 -----------   ------------   -----------
            Net cash provided by (used in) financing activities       4,356           (623)        1,490
                                                                 -----------   ------------   -----------
Net increase (decrease) in cash and cash equivalents                  1,405          3,028        (1,303)
                                                                 -----------   ------------   -----------
Effect of foreign exchange on cash                                      (80)           (26)           16
                                                                 -----------   ------------   -----------
Cash and cash equivalents at beginning of year                        4,417          1,415         2,702
                                                                 -----------   ------------   -----------
Cash and cash equivalents at end of year                            $ 5,742        $ 4,417       $ 1,415
                                                                 ===========   ============   ===========
Non-cash activity:
     Issuance of note receivable for exercise of stock option           $ -            $ -         $ 300
     Acquistion related obligation                                        -            670             -
     Capital leases                                                   1,516            365         2,257
     Deferred compensation                                              335            231         1,023
     Issuance of treasury stock for compensation                          -              -            14


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Lifeline Systems, Inc. (the "Company") provides 24-hour personal response monitoring services to its subscribers, primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals. The Company develops relationships with hospitals or other healthcare providers ("customers") who establish a Lifeline program for these individuals. With a Lifeline Monitoring Services ("LMS") program, the customer outsources the monitoring activity to a Lifeline Call Center to service their subscribers but generally retains other responsibilities for the operation of the program. With a Business Management Services ("BMS") program, the Company provides a comprehensive set of monitoring and business support services that effectively reduce the customer's program management and administrative responsibilities associated with offering the Lifeline service. All subscribers communicate with the Company through products designed and marketed by the Company, consisting principally of a communicator which connects to the telephone line in the subscriber's home and a personal help button, which is worn or carried by the individual subscriber and which, when activated, initiates a telephone call from the subscriber's communicator to either the Company's central monitoring facilities or a local community hospital.

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

Property and Equipment
Property and equipment are carried at cost, net of accumulated depreciation. Depreciation and amortization on property and equipment is computed principally by the straight-line method over the useful lives of the assets. Depreciation on leasehold improvements is computed principally by the straight-line method over the lesser of the lease term or the estimated useful lives of the improvements.

Equipment                                         3 to 10 years
Furniture and fixtures                                  7 years
Equipment provided to customers                         5 years
Equipment under capital leases                     3 to 7 years
Leasehold improvements                            5 to 15 years

When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Expenditures for maintenance and repairs are charged to expense as incurred; betterments are capitalized.

Equipment Provided to Customers

In accordance with its BMS programs, the Company provides its customers' subscribers with home communicators as part of a unified service offering in which the Company bills the subscriber on a monthly basis for the monitoring and business support service and records service revenue in the period earned. The cost of the home communicators provided to the subscriber is recorded as an asset on the Company's balance sheet and depreciation is computed by the straight-line method over an estimated useful life of 5 years.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are recorded at cost and amortized on a straight-line basis over the estimated useful life.

During 2001, the Company recorded $4.1 million of goodwill in connection with the purchase of certain assets of SOS Industries, Inc. and recorded approximately $1.2 million of intangible assets related to provider agreements whereby the Company agrees to pay the customer a fee for the use of its referral sources and agrees to provide monitoring and/or business support services to the customer under a LMS or BMS program in accordance with the terms of the agreement. The Company amortizes the acquisitions costs over the life of the agreements, which is typically five years.

The Company has completed its assessment of the impact of SFAS 142, "Goodwill and Other Intangible Assets." The Company will adopt SFAS 142 in the first quarter of 2002. Refer to the discussion of SFAS 142 in the Newly Issued Accounting Pronouncements section of this footnote.

Impairment of Long-lived Assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events and circumstances have occurred that indicate possible impairment. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. In accordance with SFAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether assets are recoverable. Based on the Company's expectation of future undiscounted net cash flows, an impairment loss would be recorded by writing down the assets to their estimated realizable values.

The Company has completed its assessment of SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," which supersedes SFAS No. 121. The Company will adopt SFAS 144 in the first quarter of 2002. Refer to the discussion of SFAS 144 in the Newly Issued Accounting Pronouncements section of this footnote.

Product Warranty

The Company's products are generally under warranty against defects in material and workmanship. The Company provides an accrual for estimated warranty costs at the time of sale of the related products.

Revenue Recognition

Service revenues, associated primarily with providing monitoring services under the Company's LMS and BMS programs, are recognized in the period the service is provided. Incremental external installation costs related to the installation of the Company's products that exceed installation revenue generated by the Company are expensed in the period incurred. The Company monitors its installation revenue periodically, and in situations where installation revenue exceeds incremental external installation costs that revenue is recognized over the estimated period of which an average subscriber continues to use the Lifeline service.

Deferred revenue represents billings to customers for annual service contracts for which revenue has not been recognized because the service has not yet been provided. Service revenues are then recognized ratably over the contractual period. Revenues from the sale of personal response products are recognized upon shipment. Finance income attributable to sales-type lease contracts is initially recorded as unearned income and subsequently recognized under the interest method over the term of the leases.

Foreign Currency Translation

The financial statements of the Company's subsidiary outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in cumulative translation adjustment as a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of this subsidiary are in net income.

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

Industry Segments

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains sales and marketing operations in both the United States and Canada. Foreign revenues, from Canada, comprise less than 10% of the Company's total revenues, and tangible assets in foreign countries represent less than 10% of the Company's total assets as of December 31, 2001.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company will adopt SFAS 142 in the first quarter of 2002. It believes that the adoption of SFAS 142 will result in an additional 1% improvement to service margins in 2002 as a result of the exclusion of nearly $820,000 of goodwill amortization expense.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 in the first quarter of 2002. It does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

B.   INVENTORIES

Inventories consist of the following:

                                                               December 31,
                                                           ---------------------
(Dollars in thousands)                                        2001         2000
--------------------------------------------------------------------------------

Purchased parts and assemblies                                $759          $80
Work in progress                                                42            -
Finished goods                                               3,328        1,561
--------------------------------------------------------------------------------
Total inventories                                           $4,129       $1,641
================================================================================

C.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                             December 31,
                                                     ---------------------------
(Dollars in thousands)                                  2001               2000
--------------------------------------------------------------------------------

Equipment                                            $ 26,285          $ 22,519
Furniture and fixtures                                    873               702
Equipment provided to customers                        16,707            11,707
Equipment under capital leases                          5,050             3,535
Leasehold improvements                                  5,314             4,984
Capital in progress                                       925             1,230
--------------------------------------------------------------------------------
                                                       55,154            44,677
Less: accumulated depreciation                        (24,442)          (18,271)
--------------------------------------------------------------------------------
Total property and equipment, net                    $ 30,712          $ 26,406
================================================================================

Accumulated depreciation amounted to $7,910,000 and $5,829,000 on equipment provided to customers and $1,957,000 and $1,219,000 on equipment under capital leases at December 31, 2001 and 2000, respectively. In total, depreciation expense amounted to $6,271,000, $5,233,000, and $4,758,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

D.  LEASING ARRANGEMENTS
The components of the net investment in sales-type leases are as follows:

                                                                December 31,
                                                        -----------------------
(Dollars in thousands)                                   2001           2000
--------------------------------------------------------------------------------
Minimum lease payments receivable                       $ 9,614        $ 10,480
Less:  Unearned interest                                  2,047           2,291
       Allowance for doubtful accounts                      356             207
--------------------------------------------------------------------------------
Net investment in sales-type leases                       7,211           7,982
Less:  Current portion                                    2,874           2,909
--------------------------------------------------------------------------------
Long-term portion, net investment in sales-type leases  $ 4,337         $ 5,073
--------------------------------------------------------------------------------

Future minimum lease payments due under non-cancellable sales-type leases at December 31, 2001 are as follows:

(Dollars in thousands)
2002                                                                   $  3,830
2003                                                                      2,527
2004                                                                      1,764
2005                                                                      1,057
2006                                                                        429
Thereafter                                                                    7
--------------------------------------------------------------------------------
Total  future minimum lease payments                                   $  9,614
================================================================================

As Lessee

In November 1997 the Company entered into a ten-year operating lease for a new corporate facility in Framingham, Massachusetts which the Company occupied in 1999. In November 1999 this lease was extended to fifteen years. Annual rental payments under the lease approximate $814,000. The lease includes scheduled base rent increases over the term of the lease. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments upon the commencement of the lease. In addition, the Company pays a monthly allocation of the building's operating expenses and real estate taxes. The Company has two renewal options of five years each.

The Company also has several operating lease arrangements for sales offices and office equipment that expire through 2010 and leases certain equipment under capital leases which expire through 2007. Capital lease obligations are collateralized by the related items. Capital leases total $5.0 million, which are comprised of $2.4 million for furniture and $2.6 million for equipment.

Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more are as follows for the years ended
December 31:

(Dollars in thousands)                      Capital Leases   Operating Leases
                                            --------------   ----------------


2002                                              $1,217       $ 1,256
2003                                                 885         1,222
2004                                                 458         1,303
2005                                                 302         1,229
2006                                                 118         1,126
Thereafter                                            11         7,570
----------------------------------------------------------------------
Total minimum lease payments                       2,991       $13,706
                                                               =======

Less amount representing interest                    254
--------------------------------------------------------
Present value of net minimum lease payments        2,737
Less current portion                               1,080
--------------------------------------------------------
Long-term obligation under capital leases         $1,657
========================================================

Total rent expense under all operating leases was $1,476,000, $1,358,000, and $1,318,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

Calculation of per share earnings is as follows:

(In thousands except per share figures)

                                                           2001     2000       1999
                                                           ----     ----       ----
Basic:
-----
Net income                                               $6,320    $3,185    $2,506
Weighted average common shares outstanding                6,165     5,986     5,892

Net income per share, basic                               $1.03     $0.53     $0.43
                                                         ======    ======     =====

Diluted:
-------
Net income for calculating diluted earnings per share    $6,320    $3,185     2,506

Weighted average common shares outstanding                6,165     5,986     5,892
Common stock equivalents                                    316       237       407
                                                         ------    ------     -----
Total weighted average shares                             6,481     6,223     6,299

Net income per share, diluted                             $0.98     $0.51     $0.40
                                                         ======    ======     =====


For the years ended December 31, 2001, 2000 and 1999 options to purchase 202,030, 484,114 and 155,834 shares, respectively, at an average exercise price of $21.41, $18.38 and $23.75, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

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

The 1994 and 1991 Stock Option Plans provided for similar grants to officers and employees. The employee options granted generally become exercisable at a rate of 20% per year and expire ten years from the date of grant.

On April 4, 2001, the Board of Directors of the Company voted to terminate the 1991, 1994 and 2000 Option Plans. Under the terms of the 2000 Plan, if any stock option grant under any of the aforementioned terminated plans of the Company expires or is terminated, surrendered or canceled without having been fully exercised or is forfeited in whole or in part or results in any common stock not being issued, unused common stock covered by such stock option grant shall again be available for the grant of a stock option under the 2000 Plan.

Certain options, as originally granted, became exercisable only to the extent the Company achieved specific financial goals. During 1995 these options were amended to provide for vesting on the earlier of the six-year anniversary of the date of grant or the original vesting schedule upon the achievement of the aforementioned financial goals. In 1998 the Company achieved the specific financial goals as outlined in the 1994 Plan and as such fully recognized the related compensation expense. Accumulated deferred compensation was $5,000 and $305,000 at December 31, 2001 and 2000, respectively.

In July 1998, the Company's Board of Directors adopted a Shareholder Rights Plan in which common stock purchase rights were distributed as a dividend at the rate of one right for each share of the Company's common Stock outstanding as of the close of business on August 3, 1998. This plan was adopted as a means of deterring possible coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. Unless the rights are redeemed or exchanged earlier, they will expire on July 24, 2008. No rights were exercised through December 31, 2001.

At December 31, 2001 shares available for future grants under all option plans were 300,214.

Net income and net income per share as reported in these financial statements and on a pro forma basis for the years ended December 31, 2001, 2000 and 1999, as if the fair value based method described in SFAS No. 123 had been adopted are as follows (in thousands, except per share data):

                                                                2001         2000         1999
                                                                ----         ----         ----
Net income                             As Reported             $6,320       $3,185       $2,506
                                       Pro Forma               $5,534       $2,603       $1,887

Basic net income per share             As Reported              $1.03        $0.53        $0.43
                                       Pro Forma                $0.90        $0.43        $0.32

Diluted net income per share           As Reported              $0.98        $0.51        $0.40
                                       Pro Forma                $0.88        $0.42        $0.31


The effect of applying SFAS No. 123 for the purpose of providing pro forma disclosure may not be indicative of the effects on reported net income and net income per share for future years. The pro forma disclosures include the effects of all awards granted after January 1, 1997 and additional awards in future years are anticipated.

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: a risk-free interest rate of 5.1%, 6.4% and 6.0%; an expected life of 7 years in all years; expected volatility of 36% in 2001 and 2000 and 33% in 1999 and no expected dividends.

The following table summarizes all stock option plan activity for the years ended December 31:

                                                      2001                          2000                        1999
                                           -------------------------       ---------------------       -----------------------
                                                          Wgtd. Avg.                   Wgtd. Avg.                    Wgtd. Avg.
                                            Shares       Exer. Price       Shares    Exer. Price       Shares      Exer. Price
                                            ------       -----------       ------    -----------       ------      -----------
Outstanding
at beginning of year                       990,715          $12.63         909,523      $12.66         924,550       $10.71
            Granted                        204,370           13.87         209,500       11.52         134,000        18.00
            Exercised                     (264,308)           7.57         (58,797)       4.33        (138,243)        4.60
            Cancelled or lapsed            (73,856)          15.80         (69,511)      16.66         (10,784)       15.51
                                         ----------                        -------                     -------
Outstanding at end of year                 856,921           $14.01        990,715      $12.63         909,523       $12.66
                                         ==========                        =======                     =======
Options exercisable
at year end                                471,383           $13.80        615,926      $11.39         554,866        $9.86

Weighted average fair value
of options granted at fair
market value during the year                                  $6.49                       $5.54                       $7.90

The following table summarizes information about stock options outstanding at December 31, 2001:

                                 Options Outstanding                                                 Options Exercisable
---------------------------------------------------------------------------------------    -----------------------------------------
                           Number           Weighted Average                                    Number
      Range of          Outstanding           Remaining            Weighted Average          Exercisable        Weighted Average
  Exercise Prices       at 12/31/01        Contractual Life         Exercise Price           at 12/31/01         Exercise Price
--------------------  ---------------    ---------------------  ----------------------    ----------------    ---------------------
     $3.00-$5.00           79,338                1.9                   $ 4.46                  79,338                $4.46
      5.50-10.00          137,919                6.1                     7.99                  81,585                 7.16
     11.19-14.81          336,134                8.1                    13.48                 104,233                13.25
     15.75-19.88          188,850                6.4                    17.54                 115,107                17.53
     20.28-24.00          114,680                6.3                    23.63                  91,120                23.82
                          -------                                                             -------
    $ 3.00-$24.00         856,921                6.6                   $14.01                 471,383               $13.80
                          =======                                                             =======


In July 2000, the stockholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP") whereby eligible employees may invest up to 10% of their base salary in shares of the Company's common stock. The purchase price of the shares is 85% of the fair market value of the stock on either the commencement date or the date of purchase whichever is lower. Under the Plan, 200,000 shares of common stock were available for purchase over ten offering periods through May 2005, of which approximately 160,634 shares remain available as of December 31, 2001. Shares purchased under this plan totaled 28,599 and 10,767 in 2001 and 2000, respectively. The weighted-average grant-date fair value of shares purchased under the 2000 ESPP was $17.12 in 2001 and $15.47 in 2000.

In May 1995 the stockholders approved the 1995 ESPP similar to the 2000 ESPP noted above. The purchase price of the shares under this plan was 90% of the fair market value of the stock on either the commencement date or the date of purchase whichever was lower. Under the plan, 200,000 shares of common stock were available for purchase over ten offering periods through April 2000. Shares purchased under this plan totaled 8,333 in 2000. The weighted-average grant-date fair value of these shares purchased under the 1995 ESPP was $12.97 in 2000. No shares were purchased in 1999. Approximately 141,483 shares remained under the 1995 ESPP when the plan terminated in April 2000.

For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 2001 and 2000, respectively: a risk free interest rate of 2.95% and 5.9%; an expected life of 6 months in each year; expected volatility of 38% and 39%; and no expected dividends.

Common Stock

In April 2000, the Company loaned $250,000 to its Chief Executive Officer, pursuant to a collateralized promissory note. The note, which bears interest at a rate of 6.94%, payable annually in arrears, is due April 5, 2005 and is collateralized by 25,641 shares of common stock of the Company.

In August 1999, the Company loaned $300,000 to its Chief Executive Officer ("CEO"), pursuant to a collateralized promissory note, for the exercise of a stock option which was to expire. The note, which bears interest at a rate of 6.77% per annum, payable annually in arrears, is due August 23, 2004 and is collateralized by 16,552 shares of common stock of the Company. The CEO has the right to put 70,459 shares (representing the net number of shares issued to the CEO with the proceeds of the loan, after withholding for taxes) back to the Company at a price equal to $16.3125 commencing April 30, 2001 for a period of eighteen months expiring October 30, 2002.

In order to eliminate potential compensation expense exposure to the Company as a result of this put right, the CEO sold all shares covered by this agreement in the open market as of March 2002.

F.   INCOME TAXES

The components of income before income taxes consists of the following:

                                            For the years ended December 31,
                                        ----------------------------------------
(Dollars in thousands)                   2001              2000            1999
--------------------------------------------------------------------------------
Domestic                                 $9,001           $4,198         $3,323
Foreign                                   1,222            1,106            853
                                        ----------------------------------------
                                        $10,223           $5,304         $4,176
                                        ========================================

The provision (benefit) for income taxes was computed as follows:

                                            For the years ended December 31,
                                        ----------------------------------------
(Dollars in thousands)                   2001              2000            1999
--------------------------------------------------------------------------------
Federal income taxes:
   Current                               $1,486           $1,242          ($110)
   Deferred                               1,547               92          1,316
--------------------------------------------------------------------------------
                                          3,033            1,334          1,206
--------------------------------------------------------------------------------
State income taxes:
   Current                                  486              347             22
   Deferred                                 (94)              15            178
--------------------------------------------------------------------------------
                                            392              362            200
--------------------------------------------------------------------------------
Foreign income taxes                        478              423            264
--------------------------------------------------------------------------------
Provision for income taxes              $ 3,903          $ 2,119        $ 1,670
================================================================================

Total deferred tax assets (liabilities) are as follows at December 31:

(Dollars in thousands)                                       2001          2000
--------------------------------------------------------------------------------
Total deferred tax assets                                  $1,436        $1,986
Total deferred tax liabilities                             (5,799)       (4,897)

--------------------------------------------------------------------------------
Net deferred tax liability                                ($4,363)      ($2,911)
================================================================================

Deferred tax assets (liabilities) are comprised of the following significant items at December 31:

                                                             2001          2000
                                                             -----         ----
Current deferred tax assets:

   Inventory and warranty reserves                            $569         $667
   Restructuring reserve                                       200          584
   Deferred compensation                                         2          121
   Deferred revenue                                            241          188
   Accounts receivable reserves                                136          213
   Accrued vacation and other reserves                         288          213
--------------------------------------------------------------------------------
Net current deferred tax asset                               1,436        1,986
--------------------------------------------------------------------------------
Noncurrent deferred tax assets (liabilities):

   Sales type leases                                        (3,810)      (4,144)
   Restructuring reserve                                       244          490

   Depreciation                                             (4,049)      (2,552)
   Amortization                                              1,816        1,309
--------------------------------------------------------------------------------
Net noncurrent deferred tax liability                       (5,799)      (4,897)
--------------------------------------------------------------------------------
Net deferred tax liability                                 ($4,363)     ($2,911)
================================================================================

The differences between the statutory U.S. federal income tax rate and the Company's effective tax rate are as follows:

                                                    For the years ended December 31,
                                               -----------------------------------------
(Dollars in thousands)                            2001           2000          1999
----------------------------------------------------------------------------------------
Provision at statutory rate                      $ 3,476        $ 1,803       $ 1,420
State income tax, net of federal tax effect          339            239           188
Tax exempt income                                      -              -            (2)
Goodwill                                              62             75            51
Foreign rate differences                             109             99            40
Other, net                                           (83)           (97)          (27)
----------------------------------------------------------------------------------------
Provision for income taxes                       $ 3,903        $ 2,119       $ 1,670
========================================================================================

G.   EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution savings plan covering substantially all of its employees. The Company's contributions, which are included in selling, general and administrative expenses, were $515,000, $471,000 and $434,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

H.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to $1,429,000, $2,678,000 and $2,134,000 during 2001, 2000 and 1999, respectively. Interest paid was $442,000, $334,000 and $129,000 during 2001, 2000 and 1999, respectively.

I.   GOODWILL AND INTANGIBLES

During 2001, the Company recorded approximately $1.2 million of intangible assets related to provider agreements whereby the Company agrees to pay the customer a fee for the use of its referral sources and agrees to provide monitoring and/or business support services to the customer under a LMS or BMS program in accordance with the terms of the agreement. The Company amortizes the acquisition costs over the life of the agreements, which is typically five years.

Under a provider agreement to convert to a LMS program, the customer agrees to use the Lifeline call center as its provider of monitoring services during the term of the Agreement. The Company agrees to provide personal response monitoring services to the customer's subscribers through the Lifeline call center, and the customer agrees to continue to manage referrals, inquiries, service order intake, service installation, and ongoing customer service. The customer continues to purchase home communicators from the Company. The Company charges the customer a monthly fee per subscriber for the monitoring services provided. The sale of home communicators to the customer is not tied to the monitoring agreement as the customer makes the determination when to purchase home communicators. The customer typically purchases home communicators to place in its own inventory and then disperses the home communicators as it acquires subscribers who need the service. The customer is under no contract that would require it to purchase home communicators. The customer bills its subscribers for the home communicators it has placed in the subscriber's home and for the monitoring services provided by the Company.

Under an agreement with the Company to convert to a BMS program, the customer agrees to use Lifeline as its provider of monitoring services and business support services during the term of this agreement. The Company agrees to handle day-to-day administrative tasks for the Lifeline service including managing referrals, inquiries, service order intake, service installation, ongoing customer service and billing to support the needs of the customer. The Company directly provides its customer's subscribers with the Lifeline service, which includes monitoring and the use of Company-owned home communicators for a single fee, and the Company bills the subscriber on a monthly basis for this service.

In April 2001, the Company acquired certain assets formerly owned by SOS Industries, Inc. a personal response service provider based in New Smyrna Beach, Florida with subscribers located in 37 states. The purchase price was $3.8 million. The acquisition was accounted for as a purchase transaction, and the resulting goodwill was amortized over an estimated life of 10 years through December 31, 2001. The results of the acquired business are included in the Company's consolidated financial statements from the date of acquisition and did not have a material impact on 2001 operating results.

In September 2000, Lifeline Systems, Canada, a wholly owned subsidiary of the Company, completed the acquisition of the Argus Emergency Medical Division of Microtec Enterprises Inc. of Quebec, Canada. Argus provided personal response services similar to the services provided by the Company. The purchase price was approximately $1.5 million of which $1.1 million was paid at the closing with the remainder to be paid during 2001 and 2002. This acquisition was accounted for as a purchase transaction, and the resulting goodwill was amortized over an estimated life of 10 years through December 31, 2001.

The proforma effects of the aforementioned acquisitions did not have a material impact on results of operations in the respective years of acquisition.

In accordance with the adoption of SFAS 142 discussed in Footnote A above, the Company will discontinue the amortization of goodwill resulting from the aforementioned acquisitions effective January 1, 2002. The Company will, however continue to amortize the intangible assets related to the aforementioned provider agreements.

Goodwill and intangible amortization expense was $2,764,000, $2,171,000, and $954,000, for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated goodwill and intangible amortization amounted to $5,965,000 and $3,225,000 as of December 31, 2001 and 2000, respectively.

J.   RESTRUCTURING AND NON RECURRING CHARGES

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

At December 31, 2001, accrued restructuring and other non-recurring charges of nearly $1,123,000 represented the remaining unutilized costs associated with the anticipated cost of addressing erroneous low-battery signals in personal help buttons.

The following is a summary of activity for 2001:

                                   December 31,  Amounts          December 31,
                                       2000      Utilized            2001
                             -------------------------------------------------
Reduction of workforce and             $85         ($85)                 $-
other cash flows

Erroneous low battery                2,493       (1,370)              1,123
signals
                             -------------------------------------------------
Total                               $2,578      ($1,455)             $1,123
                             =================================================


K.   LONG TERM DEBT

In June 1999, the Company entered into an amended $10.0 million line of credit which was originally obtained in April 1998. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The line of credit matures on June 30, 2002, and as of December 31, 2001 the Company had $4.4 million outstanding under this line. The Company is currently in the process of renegotiating a new line of credit.

The agreement has two components, the first being a working capital line of credit. Borrowings under this portion of the line of credit are based on the London Interbank Offered Rate (LIBOR) interest rate plus 0.75 per annum. The other component of this agreement is the ability to convert up to $5 million dollars into a five year fixed loan at the Bank's prime interest rate at the date of conversion. The balance at December 31, 2001 of $4.4 million consisted entirely of borrowings converted to fixed term loans. As of December 31, 2001 the weighted average interest rate of the Company's outstanding line of credit was approximately 5.5 per annum. Principal payments are to be made in monthly installments.

Future term loan payments at December 31, 2001 are as follows:

(Dollars in thousands)

2002                                                                    $1,271
2003                                                                     1,256
2004                                                                     1,146
2005                                                                       741
2006                                                                       534
-------------------------------------------------------------------------------
Total                                                                    4,948
Less amount representing interest                                          500
-------------------------------------------------------------------------------
Total principal payments                                                 4,448

Less current portion                                                     1,105
-------------------------------------------------------------------------------
Total long-term principal payments                                      $3,343
===============================================================================

L.   SEGMENT INFORMATION

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains sales and marketing operations in both the United States and Canada.

Geographic Segment Data

Net revenues to external customers are based on the location of the customer. Geographic information as of December 31, 2001, 2000 and 1999 and for the years then ended is presented as follows:

                                     2001              2000            1999
                             ------------------------------------------------
Net Sales:
     United States                  $89,296          $75,199         $65,579
     Canada                           7,264            6,290           5,213
                             ------------------------------------------------
                                    $96,560          $81,489         $70,792
                             ================================================
Net Income:
     United States                   $5,576           $2,502          $2,305
     Canada                             744              683             201
                             ------------------------------------------------
                                     $6,320           $3,185          $2,506
                             ================================================

Total Assets:
     United States                  $69,495          $58,725         $53,970
     Canada                           7,507            5,803           3,415
                             ------------------------------------------------
                                    $77,002          $64,528         $57,385
                             ================================================

M.   CONTINGENT LIABILITIES AND COMMITTMENTS

The Company is currently being audited by Revenue Canada asserting deficiencies in goods and services tax and sales tax for the Company's 1993 to 1999 tax years. On March 26, 2002 the Company received a proposed tax assessment, (which includes penalties and interest), of CAN$1,050,000 (approximately US$700,000 based on current exchange rates). The Company believes that it should be able to further reduce the amount of the proposed tax deficiency following further discussion with Revenue Canada. However, there is no assurance that it will be able to do so. The Company does not believe that the payment of any such deficiency will have a material adverse impact on the Company's financial position or results of operations or cash flows.

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
                                                                         Pages

Report of Independent Accountants                                          21

Consolidated Balance Sheets as of December 31, 2001 and 2000               22

Consolidated Statements of Income and Comprehensive Income
 for the years ended December 31, 2001, 2000, and 1999                     23

Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 2001, 2000, and 1999                    24

Consolidated Statements of Cash Flows for the years
  ended December 31, 2001, 2000, and 1999                                  25

Notes to Consolidated Financial Statements                                26-45


(a)(2) Financial Statement Schedule

       The following financial statement schedule of Lifeline Systems, Inc.
is filed herewith and included in ITEM 14 (a)(2) on the pages indicated below.

                                                                         Page
Schedule II - Valuation and Qualifying Accounts for
  the years ended December 31, 2001, 2000 and 1999                        53




     All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2001.

(c)  Exhibits

     The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index, which appears on pages 49 through 52 hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   LIFELINE SYSTEMS, INC.


March 26, 2002                                     By:  /s/ Ronald Feinstein
----------------                                        -----------------------
Date                                                    Ronald Feinstein
                                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                        Capacity                                             Date
---------                                        --------                                             ----

/s/ L. Dennis Shapiro                            Chairman of the Board                         March 26, 2002
----------------------------------------                                                       ---------------------------------
L. Dennis Shapiro

/s/ Ronald Feinstein                             Chief Executive Officer,                      March 26, 2002
----------------------------------------         President and Director (Principal             ---------------------------------
Ronald Feinstein                                 Executive Officer)


/s/ Dennis M. Hurley                             Senior Vice President of Finance              March 26, 2002
----------------------------------------         (Principal Financial and                      ---------------------------------
Dennis M. Hurley                                 Accounting Officer)


/s/ Everett N. Baldwin                           Director                                      March 26, 2002
----------------------------------------                                                       ---------------------------------
Everett N. Baldwin

/s/ Joseph E. Kasputys                           Director                                      March 26, 2002
----------------------------------------                                                       ---------------------------------
Joseph E. Kasputys

/s/ Carolyn C. Roberts                           Director                                      March 26, 2002
----------------------------------------                                                       ---------------------------------
Carolyn C. Roberts

/s/ Gordon C. Vineyard                           Director                                      March 26, 2002
----------------------------------------                                                       ---------------------------------
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

Exhibit 4.          Instruments Defining the Rights of Security Holders

      4.1           Specimen Stock Certificate.                                                         2-84060 Exhibit 4.1

      4.2           Shareholder Rights Plan dated July 24, 1998                                    8-K dated August 5, 1998

      4.3           Amendment Number 1 to Shareholder                                             10Q for the quarter ended
                         Rights Plan dated October 18, 1998                                  September 30, 1998 Exhibit 4.3

Exhibit 10.         Material Contracts

    10.01           Medical Expense Reimbursement Plan.                                               2-84060 Exhibit 10.21

    10.02           Registrant's 1991 Stock Option Plan.                                             1990 10K Exhibit 10.37

    10.03           Form of Non-statutory Stock Option Agreement                                     1992 10K Exhibit 10.32
                         for Registrant's 1991 Stock Option Plan.

    10.04           Form of Special Non-statutory Stock Option Agreement                             1992 10K Exhibit 10.33
                         for Registrant's 1991 Stock Option Plan.

    10.05           Amended Employment and Noncompetition Agreement                                  1992 10K Exhibit 10.36
                         between Ronald Feinstein and the Registrant,
                         dated August 27, 1992.


    10.06           Second Amendment to Lease Agreement                                              1993 10K Exhibit 10.44
                         dated August 31, 1989 and Consent to
                         Assignment of Lease between the Registrant
                         and Tierrasanta 234 dated September 9, 1993.



Exhibit No.         Exhibit                                                                          SEC Document Reference
-----------         -------                                                                          ----------------------
   10.07            Letter Agreement between Ronald Feinstein                                        1993 10K Exhibit 10.45
                         and the Registrant dated March 4, 1994.

   10.08            Nonstatutory Stock Option Agreement between                                      1993 10K Exhibit 10.46
                         Ronald Feinstein and the Registrant dated
                         February 11, 1994.

   10.09            Registrant's 1994 Stock Option Plan.                                             1994 10K Exhibit 10.48

   10.10            Form of Non-statutory Stock Option Agreement                                     1994 10K Exhibit 10.49
                         for Registrant's 1994 Stock Option Plan.

   10.11            Form of Special Non-statutory Stock Option Agreement                             1994 10K Exhibit 10.50
                         for Registrant's 1994 Stock Option Plan.

   10.12            Master Lease Agreement between Registrant and                                    1994 10K Exhibit 10.52
                         U.S. Leasing Corporation

   10.13            Security and Pledge Agreement between
                         Thomas E. Loper and the Registrant,
                         dated September 11, 1995.                                                   1995 10K Exhibit 10.31

   10.14            Form of the Non-statutory Stock Option
                         Agreement to Registrant's 1991 Stock
                         Option Plan                                                                 1995 10K Exhibit 10.33

   10.15            Form of the Non-statutory Stock Option
                         Agreement to Registrant's 1994 Stock
                         Option Plan                                                                 1995 10K Exhibit 10.34

   10.16            Amended Employment Agreement between

                         Ronald Feinstein and the Registrant,                                     10Q for the quarter ended
                         dated June 14, 1996                                                   June 30, 1996, Exhibit 10.60


   10.17            Stock purchase agreement between
                         Lifeline Systems (Canada), Inc. and
                         Len Wechsler dated July 3, 1996                                          10Q for the quarter ended
                                                                                          September 30, 1996, Exhibit 10.61
   10.18            Stock purchase agreement between
                         Lifeline Systems (Canada), Inc., and
                         CareTel, Inc. and the stockholders of                                    10Q for the quarter ended
                         CareTel, Inc., dated July 3, 1996                                September 30, 1996, Exhibit 10.62

   10.19            Amendment to Registrant's 1991
                         Stock Option Plan                                                           1996 10K Exhibit 10.41

   10.20            Amendment to Registrant's 1994                                                   1996 10K Exhibit 10.42
                         Stock Option Plan


Exhibit No.         Exhibit                                                                          SEC Document Reference
-----------         -------                                                                          ----------------------
 10.21              Bishop/Clark Associates Limited Partnership
                         dated November 11, 1997                                                     1997 10K Exhibit 10.44

 10.22              Offer to Lease between CareTel, Inc. and Graduate Holdings
                         Limited and Samuel Sarick Limited
                         dated September 1, 1994                                                     1997 10K Exhibit 10.46

 10.23              Form of Change in Control Agreement for
                         for the following Named Executives:
                         Mr. Richard Reich, Mr. Thomas Loper,
                         Mr. Dennis Hurley, Mr. John Gugliotta                                       1997 10K Exhibit 10.49

 10.24              Revolving Line of Credit between
                         State Street Bank and Trust Company                                      10Q for the quarter ended
                         and the Registrant, dated April 22, 1998                               June 30, 1998 Exhibit 10.51

 10.25              First amendment to lease agreement
                         between Registrant and Bishop/Clark Associates                           10Q for the quarter ended
                         Limited Partnership dated June 30, 1998                                June 30, 1998 Exhibit 10.52

 10.26              Lease agreement between the Registrant and                                    10Q for the quarter ended
                         Triangle Realty Trust dated August, 1998                          September 30, 1998 Exhibit 10.53


 10.27              Master Lease Agreement between the
                         Registrant and Andover Capital Group                                     10Q for the quarter ended
                         dated March 11, 1999                                                  March 31, 1999 Exhibit 10.60

 10.28              Loan Document Modification Agreement between
                         State Street Bank and Trust Company and                                  10Q for the quarter ended
                         the Registrant dated June 30, 1999                                September 30, 1999 Exhibit 10.61

 10.29              Amended and Restated Note between State Street
                         Bank and Trust Company and the Registrant                                10Q for the quarter ended
                         dated June 30, 1999                                               September 30, 1999Exhibit  10.62

 10.30              The supply agreement between the Ademco Group                                   1999 10-K Exhibit 10.65
                         a division of Honeywell International, Inc.,
                         formerly the Pittway Corporation and the
                         Registrant dated December 29, 1999

 10.31              Second amendment to lease agreement between                                     1999 10-K Exhibit 10.67
                         Registrant and Bishop/Clark Associates
                         Limited Partnership dated November 18, 1999

10.32               Secured Promissory Note between Ronald                                      10-Q for the quarter ended
                         Feinstein and the Registrant, dated April 5, 2000                    March 31, 2000 Exhibit 10.69



Exhibit No.         Exhibit                                                                         SEC Document Reference
-----------         -------                                                                         ----------------------

10.33               Security and Pledge Agreement between Ronald                                10-Q for the quarter ended
                         Feinstein and the Registrant, dated April 5, 2000                    March 31, 2000 Exhibit 10.70

10.34               Amended Employment Agreement                                                10-Q for the quarter ended
                         Agreement between Len Wechsler and                                    June 30, 2000 Exhibit 10.71
                         Lifeline Systems, Canada, dated July 2000

10.35               Registrant's 2000 Stock Incentive Plan                                      10-Q for the quarter ended
                                                                                               June 30, 2000 Exhibit 10.72

10.36               Registrant's 2000 Employee Stock Option Plan                                10-Q for the quarter ended
                                                                                               June 30, 2000 Exhibit 10.73

10.37              Tax Increment Financing Agreement between                                       2000 10-K Exhibit 10.74
                         Registrant and Town of Framingham dated
                         October 25, 2000


Exhibit 21.         Subsidiaries.

Filed herewith:
  21.1              Subsidiaries of Lifeline Systems, Inc.

Exhibit 23.         Consents of Experts and Counsel.

Filed herewith:
  23.1              Consent of PricewaterhouseCoopers LLP

                             LIFELINE SYSTEMS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 2001, 2000, and 1999

                             (Dollars in thousands)



                                                            Additions
                                           Balance at       Charged to                      Balance at
                                            Beginning        Costs &                          End of
Description                                  of Year         Expenses        Deductions(1)     Year
-----------                                  -------         --------        ----------        ----

2001
----

Allowance for doubtful receivables:
   Trade accounts receivable                     $449             $221           $228          $442
   Lease receivables                              207              159             10           356
                                                 ----             ----           ----          ----
     Total                                       $656             $380           $238          $798

2000
----

Allowance for doubtful receivables:
   Trade accounts receivable                     $706              $16           $273          $449
   Lease receivables                              147               60              -           207
                                                 ----              ---           ----          ----
     Total                                       $853              $76           $273          $656

1999
----

Allowance for doubtful receivables:
   Trade accounts receivable                     $239             $528            $61          $706
   Lease receivables                              190                -             43           147
                                                 ----             ----           ----          ----
     Total                                       $429             $528           $104          $853


1)  Uncollectible accounts and adjustments.