Form 10-Q
period 2002-03-31
LIFELINE SYSTEMS INC
filed 2002-05-10
CIK 720195

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002              Commission File Number 0-13617


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
                                (Title of Class)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.              Yes   X          No
                                                   ---------        -----------

Number of shares outstanding of the issuer's class of common stock as of April 30, 2002: 6,429,631

                             LIFELINE SYSTEMS, INC.
                                      INDEX

                                                                                                  PAGE
PART  I. FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS

         Consolidated Balance Sheets - March 31, 2002
                  and December 31, 2001 ......................................................      3

         Consolidated Statements of Income and Comprehensive Income -
                  Three months ended March 31, 2002 and 2001 .................................      4

         Consolidated Statements of Cash Flows - Three months

                  ended March 31, 2002 and 2001 ..............................................      5

         Notes to Consolidated Financial Statements ..........................................    6-12

     ITEM 2.

         Management's Discussion and Analysis of Results of

                  Operations and Financial Condition .........................................    13-19

     ITEM 3.

         Quantitative and Qualitative Disclosures about Market Risk ..........................    19-20


PART II. OTHER INFORMATION

     ITEM 6.

         Exhibits and Reports on Form 8-K ....................................................     20


SIGNATURES ...................................................................................     21


                             LIFELINE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                            March 31,        December 31,
                                                                                              2002              2001
                                                                                              ----              ----
ASSETS                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents .....................................................          $ 7,190           $ 5,742
     Accounts receivable, net ......................................................           11,565            12,118
     Inventories ...................................................................            5,044             4,129
     Net investment in sales-type leases ...........................................            2,672             2,874
     Prepaid expenses and other current assets .....................................            2,076             1,947
     Deferred income taxes .........................................................            1,444             1,436
                                                                                        --------------    --------------
         Total current assets ......................................................           29,991            28,246

Property and equipment, net ........................................................           30,585            30,712
Goodwill, net ......................................................................            7,226             7,226
Other intangible assets, net .......................................................            5,954             6,414
Net investment in sales-type leases ................................................            4,244             4,337
Other assets .......................................................................              107                67
                                                                                        --------------    --------------
         Total assets ..............................................................         $ 78,107          $ 77,002
                                                                                        ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..............................................................          $ 1,657           $ 1,972
     Accrued expenses ..............................................................            3,206             2,197
     Accrued payroll and payroll taxes .............................................            1,951             4,282
     Accrued income taxes ..........................................................            1,655               730
     Deferred revenues .............................................................              985             1,026
     Current portion of capital lease obligation ...................................            1,023             1,080
     Current portion of long term debt .............................................            1,111             1,105
     Product warranty and other current liabilities ................................              356               329
     Accrued restructuring and other non-recurring charges .........................              434               506
                                                                                        --------------    --------------
         Total current liabilities .................................................           12,378            13,227

Deferred income taxes ..............................................................            5,823             5,799
Deferred compensation and other non-current liabilities ............................              145               150
Long term portion of capital lease obligation ......................................            1,429             1,657
Long term debt, net of current portion .............................................            3,105             3,343
Accrued restructuring and other non-recurring charges, long term ...................              480               617
                                                                                        --------------    --------------
         Total liabilities .........................................................           23,360            24,793
Commitments and contingencies
Stockholders' equity:
     Common stock, $0.02 par value, 20,000,000 shares authorized,
         7,028,665 shares issued at March 31, 2002 and 6,934,461 shares issued
         at December 31, 2001 ......................................................              140               139
     Additional paid-in capital ....................................................           23,015            22,000
     Retained earnings .............................................................           36,967            35,446
     Less: Treasury stock at cost, 621,089 shares at March 31, 2002
            and December 31, 2001 ..................................................           (4,556)           (4,556)
            Notes receivable - officer .............................................             (550)             (550)
            Accumulated other comprehensive loss/cumulative translation adjustment .             (269)             (270)
                                                                                        --------------    --------------
         Total stockholders' equity ................................................           54,747            52,209
                                                                                        --------------    --------------
         Total liabilities and stockholders' equity ................................         $ 78,107          $ 77,002
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

                             LIFELINE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                    (In thousands except for per share data)
                                   (Unaudited)

                                                                                 Three months ended
                                                                                       March 31,
                                                                          -----------------------------
                                                                              2002               2001
                                                                              ----               ----
Revenues
      Services .........................................................     $18,393            $15,806
      Net product sales ................................................       6,155              5,385
      Finance and rental income ........................................         311                373
                                                                          -----------       -----------

           Total revenues ..............................................      24,859             21,564
                                                                          -----------       -----------

Costs and expenses
      Cost of services .................................................      10,617              9,510
      Cost of sales ....................................................       1,905              1,858
      Selling, general, and administrative .............................       9,271              7,851
      Research and development .........................................         463                391
                                                                          -----------       -----------

           Total costs and expenses ....................................      22,256             19,610
                                                                          -----------       -----------

Income from operations .................................................       2,603              1,954
                                                                          -----------       -----------

Other income (expense)
      Interest income ..................................................          24                 57
      Interest expense .................................................         (80)               (71)
      Other income (expense) ...........................................         (12)               (44)
                                                                          -----------       -----------

           Total other income (expense), net ...........................         (68)               (58)
                                                                          -----------       -----------

Income before income taxes .............................................       2,535              1,896
Provision for income taxes .............................................       1,014                778
                                                                          -----------       -----------

Net income .............................................................       1,521              1,118
Other comprehensive income (loss), net of tax
      Foreign currency translation adjustments .........................           1               (102)
                                                                          -----------       -----------

Comprehensive income ...................................................     $ 1,522            $ 1,016
                                                                          ===========       ===========

Net income per weighted average share:
      Basic ............................................................     $ 0.24             $ 0.18
                                                                             ======             ======
      Diluted ..........................................................     $ 0.23             $ 0.18
                                                                             ======             ======

Weighted average shares:
      Basic ............................................................      6,361              6,047
                                                                              =====              =====
      Diluted ..........................................................      6,709              6,307
                                                                              =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                 Three months ended
                                                                                                      March 31,
                                                                                          -----------------------------
                                                                                              2002               2001
                                                                                              ----               ----
Cash flows from operating activities:
      Net income ....................................................................        $ 1,521            $ 1,118
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation and amortization ............................................          2,367              2,163
           Deferred income taxes ....................................................             16                  3
           Deferred compensation ....................................................              -                (35)
      Changes in operating assets and liabilities:
           Accounts receivable ......................................................            551               (333)
           Inventories ..............................................................           (915)              (134)
           Net investment in sales-type leases ......................................            295                250
           Prepaid expenses, other current assets and other assets ..................           (169)              (274)
           Accrued payroll and payroll taxes ........................................         (2,330)            (1,857)
           Accounts payable, accrued expenses and other liabilities .................            681               (303)
           Income taxes payable .....................................................            923               (218)
           Accrued restructuring charge .............................................           (209)              (262)
                                                                                          -----------       -----------

               Net cash provided by operating activities ............................          2,731                118
                                                                                          -----------       -----------

Cash flows from investing activities:
      Additions to property and equipment ...........................................         (1,728)            (2,273)
      Business purchases and other ..................................................            (58)              (521)
                                                                                          -----------       -----------

               Net cash used in investing activities ................................         (1,786)            (2,794)
                                                                                          -----------       -----------

Cash flows from financing activities:
      Principal payments under long term obligations ................................           (517)              (259)
      Net proceeds (payments) under short-term borrowings ...........................              -                 47
      Proceeds from issuance of common stock ........................................          1,011                242
                                                                                          -----------       -----------

               Net cash provided by financing activities ............................            494                 30
                                                                                          -----------       -----------

Effect of foreign exchange on cash ..................................................              9                (52)
                                                                                          -----------       -----------
Net increase (decrease) in cash and cash equivalents ................................          1,448             (2,698)
Cash and cash equivalents at beginning of period ....................................          5,742              4,417
                                                                                          -----------       -----------

Cash and cash equivalents at end of period ..........................................        $ 7,190            $ 1,719
                                                                                          ===========       ===========
Non-cash activity:
      Capital leases ................................................................            $ -              $ 192
      Deferred compensation .........................................................              5                 71

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of March 31, 2002 and the consolidated statements of income and cash flows for the three months ended March 31, 2002 and 2001.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2002, for the year ended December 31, 2001.

     The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

2.   Details of certain balance sheet captions are as follows (in thousands):


                                                              March 31,     December 31,
                                                                 2002           2001
                                                              ---------     ------------
Inventories:
      Purchased parts and assemblies ......................   $  1,389         $    759
      Work-in-process .....................................         76               42
      Finished goods ......................................      3,579            3,328
                                                              --------         --------
                                                              $  5,044         $  4,129
                                                              ========         ========

Property and equipment:
      Equipment ...........................................   $ 27,184         $ 26,285
      Furniture and fixtures ..............................        873              873
      Equipment provided to customers .....................     17,767           16,707
      Equipment under capital leases ......................      5,050            5,050
      Leasehold improvements ..............................      5,362            5,314
      Capital in progress .................................        639              925
                                                              --------         --------
                                                                56,875           55,154
      Less:  accumulated depreciation and amortization ....    (26,290)         (24,442)
                                                              --------         --------
      Total property and equipment, net ...................   $ 30,585         $ 30,712
                                                              ========         ========

3.   The calculation of per share earnings is as follows:

(In thousands except per share figures)

                                                                                    Three months ended
                                                                                         March 31,
                                                                             ---------------------------------
                                                                               2002                   2001
                                                                               ----                   ----
Basic:
------
Net income .............................................................       $1,521                 $1,118
Weighted average common shares outstanding .............................        6,361                  6,047

Net income per share, basic ............................................        $0.24                  $0.18
                                                                             ========             ==========

Diluted:
--------
Net income for calculating diluted earnings per share ..................       $1,521                 $1,118

Weighted average common shares outstanding .............................        6,361                  6,047
Common stock equivalents ...............................................          348                    260
                                                                             --------             ----------
Total weighted average shares ..........................................        6,709                  6,307

Net income per share, diluted ..........................................        $0.23                  $0.18
                                                                             ========             ==========


For the three months ended March 31, 2002, there were no options excluded from the computation of diluted net income per share. For the three months ended March 31, 2001, options to purchase 345,087 shares at an average exercise price of $19.81 were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

4.   SEGMENT INFORMATION

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains sales, marketing and monitoring operations in both the United States and Canada.

Geographic Segment Data

Net revenues from customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended March 31, 2002 and 2001 and the financial position as of March 31, 2002 and December 31, 2001 is presented as follows:

(In thousands)


                                            March 31,      March 31,
                                              2002            2001
                                          --------------------------
               Net Sales:
                 United States .........    $ 22,951       $ 19,816
                 Canada ................       1,908          1,748
                                          --------------------------
                                            $ 24,859       $ 21,564
                                          ==========================

               Net Income:
                 United States .........    $  1,355       $    982
                 Canada ................         166            136
                                          --------------------------
                                            $  1,521       $  1,118
                                          ==========================


                                            March 31,     December 31,
                                              2002            2001
                                          ----------------------------
               Total Assets:
                  United States ........    $ 70,467       $ 69,495
                  Canada ...............       7,640          7,507
                                          ----------------------------
                                            $ 78,107       $ 77,002
                                          ============================


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

At March 31, 2002, accrued restructuring and other non-recurring charges of nearly $914,000 represented the remaining unutilized costs associated with the anticipated cost of addressing erroneous low-battery signals in personal help buttons.

The following is a roll-forward of accrued restructuring and non-recurring charges for the three months ended March 31, 2002:

(In thousands)

                Balance at December 31, 2001 ............      $1,123

                Less:  Amounts utilized .................        (209)
                                                          -----------

                Balance at March 31, 2002 ...............        $914
                                                          ===========


6.   LONG TERM DEBT

The Company has a $10.0 million line of credit agreement. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The line of credit matures on June 30, 2002, and as of March 31, 2002 the Company had $4.2 million outstanding under this line. Management of the Company and its bank have mutually agreed to the terms of a renegotiated line of credit. The final agreement is pending approval from the Company's board of directors.

7.   GOODWILL AND INTANGIBLES

During the first quarter of 2002, the Company recorded intangible assets related to provider agreements entered into with community hospitals ("customer") for conversion to services provided by the Company. The intangible assets related to these agreements consist of the cost of purchasing the rights to service and/or manage the personal response systems program located in various stand-alone facilities. These agreements allow the Company to provide monitoring and/or business support services to existing and future subscribers of the customer in accordance with the terms of the agreements. The Company amortizes the acquisition costs over the initial life of the agreements, which is typically five years.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS 141 in the first quarter of 2002 and it did not have an impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company adopted SFAS 142 in the first quarter of 2002, and as a result did not record approximately $200,000 of goodwill amortization expense as compared to the first quarter of 2001. The Company believes that the adoption of SFAS 142 will result in an additional 1% improvement to service margins in 2002 as a result of the exclusion of nearly $820,000 of goodwill amortization expense.

In accordance with SFAS 142, the Company ceased amortizing goodwill with a net carrying value totaling approximately $7.2 million as of the date of adoption. The Company performed a transitional impairment test as required by SFAS 142 and determined that there were no goodwill or intangible asset impairment losses that should be recognized. The Company also determined that no reclassifications between goodwill and intangible assets were required. Information pertaining to intangible assets and goodwill and the effects of adopting SFAS 142 are presented below.

Intangible Assets
At March 31, 2002 and December 31, 2001, acquired intangible assets were related to provider agreements entered into with customers for conversion to services provided by the Company:

(Dollars in thousands)

                                                       March 31,  December 31,
                                                         2002         2001
                                                    -------------------------

       Gross carrying amount ....................       $10,624       $10,566
       Less:  accumulated amortization ..........        (4,670)       (4,152)
                                                    -------------------------
       Net book value ...........................        $5,954       $ 6,414
                                                    =========================

All of the Company's acquired intangible assets are subject to amortization. Amortization expense for acquired intangible assets for the three months ended March 31, 2002 and 2001 was approximately $516,000 and $482,000 respectively.

Estimated amortization expense for the current fiscal year and the succeeding four years is as follows:

               Fiscal Year Ended
                 December 31,                                Amount
                 -------------                               ------
                     2002 ................................   $1,990
                     2003 ................................    1,939
                     2004 ................................    1,376
                     2005 ................................      480
                     2006 ................................      121


Goodwill
The following information reflects pro forma adjustments to exclude goodwill amortization expense and related tax effects:


                                                                    For the three months
(Dollars in thousands, except per share data)                           ended March 31,
                                                               ------------- -------------
                                                                       2002           2001
                                                                       ----           ----
Net income:
   Reported net income ......................................        $1,521         $1,118
   Add back:  goodwill amortization, net of taxes ...........            --            121
                                                               ------------- --------------

   Adjusted net income ......................................        $1,521         $1,239
                                                               ============= ==============

Basic earnings per share:
   Weighted average common shares outstanding ...............         6,361          6,047
   Reported net income ......................................         $0.24          $0.18
   Add back:  goodwill amortization, net of taxes ...........            --           0.02
                                                               ------------- --------------
   Adjusted net income ......................................         $0.24          $0.20
                                                               ============= ==============

Diluted earnings per share:
   Total weighted average shares ............................         6,709          6,307
   Reported net income ......................................         $0.23          $0.18
   Add back:  goodwill amortization, net of taxes ...........            --           0.02
                                                               ------------- --------------
   Adjusted net income ......................................         $0.23          $0.20
                                                               ============= ==============


8.   NEWLY ISSUED ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 in the first quarter of 2002 and it did not have a significant impact on its financial statements.

9.   CONTINGENT LIABILITIES AND COMMITMENTS

The Company is currently being audited by Revenue Canada asserting deficiencies in goods and services tax and sales tax for the Company's 1993 to 1999 tax years. On March 26, 2002, the Company received a proposed tax assessment, (which includes penalties and interest), of CAN$1,050,000 (approximately US$658,000 based on current exchange rates at March 31, 2002). The Company believes that it should be able to reduce the amount of the proposed tax deficiency following further discussions with and by providing additional documentation to Revenue Canada. However, there is no assurance that the Company will be successful in its discussions. The Company does not believe that the payment of any such deficiency will have a material adverse impact on the Company's financial position or results of operations or cash flows.

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 2002 increased nearly 15% to $24.9 million as compared to total revenues of $21.6 million for the quarter ended March 31, 2001.

Service revenues, at $18.4 million for the first quarter of 2002, represented approximately 74% of the Company's first quarter total revenues. This increase, up from $15.8 million or 73% of total revenues for the first quarter of 2001, is a result of the Company's continued service offering strategy and includes revenue generated by the acquisition of certain assets of SOS Industries, Inc., which the Company acquired in April 2001. Overall, the Company achieved a 9% increase in its monitored subscriber base to 349,000 subscribers as of March 31, 2002 of which approximately 9,500 subscribers were the initial result of the SOS acquisition. The Company believes that the growth in the number of subscribers was negatively impacted by the previously disclosed battery-related issue in some of its personal help buttons, however it also believes that it has overcome the worst of this negative impact. The Company's ability to sustain the current level of service revenue growth depends on its ability to continue to make improvements in service delivery, expand the market for its personal response services, convert community hospital programs to services provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in meeting this challenge.

Net product revenues for the first quarter of 2002 increased 14% to $6.2 million from $5.4 million for the same period in 2001. The majority of the increase in the first quarter was the result of sales of the Company's newly developed site-monitoring platform for those customers who perform their own monitoring at their local facilities. However, with a finite number of these types of customers, the Company believes that equipment sales for the year ended December 31, 2002 may be consistent with or lower than 2001. It also continues to believe that equipment sales may remain flat or decline in periods subsequent to 2002 as it has experienced little or no growth in sales of its home communicators since it began providing its customers' subscribers with the Lifeline service under its Business Management Services ("BMS") program, which includes monitoring and the use of Company-owned home communicators for a single fee. However, the Company believes that the launch of its new Senior Living initiative, under which the Company will seek to develop alliances with senior living facilities to provide them with a cost-effective and distinctive safety feature to appeal to residents and their families, may mitigate the decline in product revenue in 2002 and in periods subsequent to 2002.

Finance and rental income, representing income earned from the Company's portfolio of sales-type leases, decreased by 17% to $311,000 for the three months ended March 31, 2002 from $373,000 recorded for the same period in the previous year. With the Company's focus on its service offerings it expects finance income to decline in future periods because such income is directly related to product sales.

Total recurring revenues, consisting of service revenues and finance and rental income, rose to $18.7 million for the three months ended March 31, 2002 from $16.2 million for the same period in 2001. Recurring revenues represented 75% of total revenue in both periods. With the Company's continued focus on its service offerings, it expects its recurring revenues to continue to increase in future periods.

Cost of services, as a percentage of service revenues, improved 2% to 58% for the quarter ended March 31, 2002 as compared to 60% for the three months ended March 31, 2001. The improvement is equally attributable to the Company's goal of making its service offerings more profitable with productivity improvements, leveraging the capabilities of the CareSystem monitoring platform and effective pricing and to the adoption of SFAS 142 which resulted in the Company not recording approximately $200,000 of goodwill amortization expense in the first quarter of 2002 as compared to the same period in the prior year. On a dollar basis, cost of services increased $1.1 million to $10.6 million from $9.5 million from the comparable prior period as a result of the following factors. The growth in the number of subscribers serviced under the Company's BMS program resulted in an increase in depreciation of the cost of home communicators provided to those subscribers served under this model. The Company incurred operational costs associated with the acquisition of SOS Industries, Inc. during the first quarter of 2002 that it did not have for the same period in 2001. Depreciation of the Company's new billing system, which was placed in service in August 2001, also contributed to the dollar increase.

The Company adopted SFAS 142 in the first quarter of 2002, which requires, among other things, the discontinuance of goodwill amortization. As noted above the Company did not record approximately $200,000 of goodwill amortization expense as compared to the first quarter of 2001. The Company believes that the adoption of SFAS 142 will result in an additional 1% improvement to service margins in 2002 as a result of the exclusion of nearly $820,000 of goodwill amortization expense. The Company expects continued positive service margin improvements for the remainder of 2002.

Cost of sales was 31% of net product sales for the three months ended March 31, 2002 as compared to 35% for the three months ended March 31, 2001. The improvement can be attributable to efficiencies created by higher than normal inventory production in anticipation of the Company supporting a manufacturing site at its corporate location as well achievements in improving its marketing accessories margins. The Company expects cost of sales for 2002 to be relatively consistent as a percentage of net product sales with results achieved in 2001.

Selling, general and administrative ("SG&A") expenses as a percentage of total revenues were 37% for the first quarter of 2002 as compared to 36% for the first quarter of 2001. First quarter SG&A expenditures increased $1.4 million to $9.3 million for the first quarter of 2002 from $7.9 million for the same period in 2001. The Company's increased expenditures are primarily attributable to a higher level of marketing initiatives incurred in the first quarter of 2002 as compared to the first quarter of 2001. The Company also incurred expenditures in the first quarter of 2002 which it did not have in the first quarter of 2001, related to its commitment to install its new site-monitoring platform for those customers who perform their own monitoring at their local facilities. As a result of overall insurance industry increases, the Company is also incurring higher insurance premiums and deductibles. The Company believes that SG&A expenses could increase as a percentage of revenue in 2002 as it continues with its business initiatives and incurs higher insurance premiums and deductibles.

Research and development expenses were nearly 2% of total revenues for the quarters ended March 31, 2002 and 2001. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level for the remainder of 2002.

The Company's effective tax rate was 40% for the quarter ended March 31, 2002 as compared to 41% for the three months ended March 31, 2001. The reduction in the effective tax rate is due to the benefit of a previously disclosed tax credit earned under a Tax Incrementing Finance agreement with the town of Framingham, Massachusetts.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2002, the Company's portfolio of cash and cash equivalents increased nearly $1.5 million to $7.2 million at March 31, 2002 from $5.7 million at December 31, 2001. The increase was mainly attributable to profitable operations of $3.9 million, net improvements in its accounts receivable portfolio of $0.6 million, proceeds from stock option exercises of $1.0 million and an increase in the Company's income tax liability of approximately $0.9 million resulting from the timing of its tax payment which occurred in April 2002. Items that offset the increase in the Company's cash position were purchases of property and equipment of $1.7 million, payments of nearly $3.0 million in employee bonuses and the net inventory increase of $0.9 million in the first quarter of 2002 in anticipation of supporting a manufacturing site at its corporate location and to minimize the risk of supply interruption during the transition. As a result of its notice of termination of its contract with its outside electronics product manufacturer, and in accordance with the terms of the contract, the Company may be obligated to purchase certain amounts of inventory from the manufacturer. The Company does not believe that this obligation will have a material adverse effect on its liquidity, financial condition or results of operations.

The Company is party to Master Lease Agreements for up to $5.6 million for furniture, computers, security systems and other related equipment purchases. For financial reporting purposes, these leases are recorded as capital leases and accordingly the associated assets are being depreciated over their estimated useful life. As of March 31, 2002 the Company had made purchases of approximately $5.0 million under these agreements.

The Company has a $10.0 million line of credit agreement. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The line of credit matures on June 30, 2002, and as of March 31, 2002 the Company had $4.2 million outstanding under this line. Management of the Company and its bank have mutually agreed to the terms of a renegotiated line of credit. The final agreement is pending approval from the Company's board of directors.

The following summarizes the Company's contractual obligations at March 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(Dollars in thousands)

                               2002           2003         2004            2005         2006      Thereafter (1)
                               ----           ----         ----            ----         ----      --------------
Contractual
Obligations:

Long term debt                 $933         $1,207       $1,113            $723         $530                  $-

Capital leases                  890            885          458             302          118                  11

Operating leases                963          1,222        1,303           1,229        1,126               7,570
                           --------- -------------- ------------ --------------- ------------ -------------------

Total Obligations            $2,786         $3,314       $2,874          $2,254       $1,774              $7,581
                           ========= ============== ============ =============== ============ ===================

(1) The Company has contractual obligations on its corporate facility lease through the year 2013.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has identified the following accounting policies as critical to understanding the preparation of its consolidated financial statements and results of operations.

Revenue recognition
Service revenues, associated primarily with providing monitoring services under the Company's Lifeline Monitoring Services ("LMS") and Business Management Services ("BMS") programs, are recognized in the period the service is provided. Deferred revenue represents billings to customers for annual service contracts for which revenue has not been recognized because the service has not yet been provided. Service revenues are then recognized ratably over the contractual period. Product revenues from the sale of personal response products are recognized upon shipment. While the Company does not have a specific right of return policy, it does record a provision for an estimated amount of future returns based on historical experience and any notification received of an error in type of product shipped. Such returns have historically been immaterial to the Company's total product revenue, and the Company does not foresee any change that could have a material adverse effect on the Company's operating results for the period or periods in which such returns materialize. Finance income attributable to sales-type lease contracts is initially recorded as unearned income and subsequently recognized under the interest method over the term of the leases.

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

Impairment of long-lived assets, goodwill and other intangibles
The Company assesses the impairment of goodwill and other intangibles on an annual basis or, along with long-lived assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. It uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether assets are recoverable. Based on the Company's expectation of future undiscounted net cash flows, an impairment loss would be recorded by writing down the assets to their estimated realizable values. Any resulting impairment loss could have a material adverse effect on the Company's results of operations.

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

NEWLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS 141 in the first quarter of 2002 and it did not have an impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company adopted SFAS 142 in the first quarter of 2002, and as a result did not record approximately $200,000 of goodwill amortization expense as compared to the first quarter of 2001. The Company believes that the adoption of SFAS 142 will result in an additional 1% improvement to service margins in 2002 as a result of the exclusion of nearly $820,000 of goodwill amortization expense.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 in the first quarter of 2002 and it did not have a significant impact on its financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

The Company completed the transition of its United States subscribers to its CareSystem call center platform during 1999. There can be no assurance that the Company will realize the productivity improvements and other intended benefits from CareSystem to justify the Company's investment.

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

Beginning in the second quarter of 2002 the Company has once again developed a manufacturing site at its corporate location to assemble its personal response equipment. In connection with the implementation of this site, the Company ended its outsourcing arrangement with an outside electronics product manufacturer. The Company has not supported a manufacturing site for the past two years and as a result there can be no assurance that the transition from outsourced manufacturing to internal manufacturing for its personal response equipment will not have a negative adverse effect on its results of operations or that the Company will not experience difficulties in successfully transitioning the assembly process of its personal response equipment to its corporate location.

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

The Company's revenue growth is partially dependent on its ability to increase the number of subscribers served by its monitoring centers by an amount which exceeds the number of subscribers lost. The Company's ability to continue to increase service revenue is a key factor in its long-term growth, and there can be no assurance that the Company will be able to do so. The Company's failure to increase service revenue could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at March 31, 2002. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company's balance sheet includes a revolving credit facility and a term loan that are subject to interest rate risk. Both loans are priced at floating rates of interest, with the working capital line of credit being based on LIBOR and the fixed loan being based on the bank's prime interest rate at the Company's option. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. The Company performed a sensitivity analysis as of March 31, 2002 to assess the potential effect of a 100 basis point increase or decrease in interest rates and concluded that near-term changes in interest rates in such magnitude should not materially affect the Company's consolidated financial position, results of operations or cash flows.

Foreign currency exchange rates

The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company's Canadian subsidiary into the reporting currency (U.S. Dollar). As such, the Company's exposure to changes in Canadian exchange rates could impact the Company's consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of March 31, 2002 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that near-term changes in Canadian exchange rates should not materially affect the Company's consolidated financial position, results of operations or cash flows. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for its services/products.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K - No reports on Form 8-K were filed for the three months ended March 31, 2002.

                             LIFELINE SYSTEMS, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2002                                LIFELINE SYSTEMS, INC.
------------                                ----------------------
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