Form 10-K/A
period 2001-12-31
LIFELINE SYSTEMS INC
filed 2002-06-27
CIK 720195

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-K/A-No. 1

[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ........  to ........

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

DATE  June 26, 2002

                                  EXHIBIT INDEX


Exhibit No.    Exhibit

(99.1)         Annual Report for the Lifeline Employees' Savings and Investment
               Plan
(99.1a)        Consent of Independent Public Accountants