Form 10-Q
period 2002-06-30
LIFELINE SYSTEMS INC
filed 2002-08-12
CIK 720195

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002            Commission File Number 0-13617

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

Number of shares outstanding of the issuer's class of common stock as of July 31, 2002: 6,460,311

                             LIFELINE SYSTEMS, INC.
                                      INDEX

                                                                                    PAGE
PART  I.    FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

       Consolidated Balance Sheets - June 30, 2002
                and December 31, 2001                                                 3

       Consolidated Statements of Income and Comprehensive Income -
                Three and six months ended June 30, 2002 and 2001                     4

       Consolidated Statements of Cash Flows - Six months
                ended June 30, 2002 and 2001                                          5

       Notes to Consolidated Financial Statements                                   6-12

   ITEM 2.

       Management's Discussion and Analysis of Results of
                Operations and Financial Condition                                 13-19

   ITEM 3.

       Quantitative and Qualitative Disclosures about Market Risk                     20


PART II.    OTHER INFORMATION

   ITEM 4.

       Submission of Matters to a Vote of Security Holders                            21

   ITEM 6.

       Exhibits and Reports on Form 8-K                                               21


SIGNATURES                                                                            22

                             LIFELINE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                       June 30,  December 31,
                                                                                         2002        2001
                                                                                         ----        ----
ASSETS                                                                               (Unaudited)
Current assets:
      Cash and cash equivalents                                                        $  3,355    $  5,742
      Accounts receivable, net                                                           12,129      12,118
      Inventories                                                                         5,695       4,129
      Net investment in sales-type leases                                                 2,473       2,874
      Prepaid expenses and other current assets                                           1,524       1,947
      Deferred income taxes                                                               1,490       1,436
                                                                                       --------    --------
           Total current assets                                                          26,666      28,246

Property and equipment, net                                                              30,940      30,712
Goodwill                                                                                  8,202       7,226
Other intangible assets, net                                                              5,714       6,414
Net investment in sales-type leases                                                       4,221       4,337
Other assets                                                                                108          67
                                                                                       --------    --------
           Total assets                                                                $ 75,851    $ 77,002
                                                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                 $  1,733    $  1,972
      Accrued expenses                                                                    3,920       2,197
      Accrued payroll and payroll taxes                                                   3,245       4,282
      Accrued income taxes                                                                1,662         730
      Deferred revenues                                                                     940       1,026
      Current portion of capital lease obligation                                           107       1,080
      Current portion of long term debt                                                       -       1,105
      Product warranty and other current liabilities                                        350         329
      Accrued restructuring and other non-recurring charges, current                        289         506
                                                                                       --------    --------
           Total current liabilities                                                     12,246      13,227

Deferred income taxes                                                                     5,790       5,799
Other non-current liabilities                                                                75         150
Long term portion of capital lease obligation                                                49       1,657
Long term debt, net of current portion                                                        -       3,343
Accrued restructuring and other non-recurring charges, long term                            362         617
                                                                                       --------    --------
           Total liabilities                                                             18,522      24,793
Commitments and contingencies
Stockholders' equity:
      Common stock, $0.02 par value, 20,000,000 shares authorized, 7,074,733 shares issued at June 30, 2002 and 6,934,461 shares issued
           at December 31, 2001                                                             141         139
      Additional paid-in capital                                                         23,575      22,000
      Retained earnings                                                                  38,800      35,446
      Less: Treasury stock at cost, 621,089 shares at June 30, 2002
              and December 31, 2001                                                      (4,556)     (4,556)
              Notes receivable - officer                                                   (550)       (550)
              Accumulated other comprehensive loss/cumulative translation adjustment        (81)       (270)
                                                                                       --------    --------
           Total stockholders' equity                                                    57,329      52,209
                                                                                       --------    --------
           Total liabilities and stockholders' equity                                  $ 75,851    $ 77,002
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

                             LIFELINE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                    (In thousands except for per share data)
                                   (Unaudited)

                                                  Three months ended       Six months ended
                                                       June 30,                June 30,
                                                 --------------------    --------------------
                                                   2002        2001        2002        2001
                                                   ----        ----        ----        ----
Revenues
      Services                                   $ 19,245    $ 16,945    $ 37,638    $ 32,751
      Net product sales                             6,878       6,834      13,033      12,219
      Finance and rental income                       338         319         649         692
                                                 --------    --------    --------    --------

           Total revenues                          26,461      24,098      51,320      45,662
                                                 --------    --------    --------    --------

Costs and expenses
      Cost of services                             10,995      10,552      21,612      20,062
      Cost of sales                                 2,327       2,135       4,232       3,993
      Selling, general, and administrative          9,644       8,703      18,915      16,554
      Research and development                        448         384         911         775
                                                 --------    --------    --------    --------

           Total costs and expenses                23,414      21,774      45,670      41,384
                                                 --------    --------    --------    --------

Income from operations                              3,047       2,324       5,650       4,278
                                                 --------    --------    --------    --------

Other income (expense)
      Interest income                                  26          39          50          96
      Interest expense                                (62)        (90)       (141)       (162)
      Other income                                     45          53          32          10
                                                 --------    --------    --------    --------

           Total other income (expense), net            9           2         (59)        (56)
                                                 --------    --------    --------    --------

Income before income taxes                          3,056       2,326       5,591       4,222
Provision for income taxes                          1,223         958       2,237       1,736
                                                 --------    --------    --------    --------

Net income                                          1,833       1,368       3,354       2,486

Other comprehensive income (loss), net of tax
      Foreign currency translation adjustments        113          80         113         (22)
                                                 --------    --------    --------    --------

Comprehensive income                             $  1,946    $  1,448    $  3,467    $  2,464
                                                 ========    ========    ========    ========

Net income per weighted average share:
      Basic                                      $   0.29    $   0.22    $   0.52    $   0.41
                                                 ========    ========    ========    ========
      Diluted                                    $   0.27    $   0.21    $   0.50    $   0.39
                                                 ========    ========    ========    ========

Weighted average shares:
      Basic                                         6,429       6,144       6,389       6,096
                                                 ========    ========    ========    ========
      Diluted                                       6,778       6,486       6,737       6,393
                                                 ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Six months ended
                                                                            June 30,
                                                                      --------------------
                                                                        2002       2001
                                                                        ----       ----
Cash flows from operating activities:
      Net income                                                      $ 3,354    $ 2,486
      Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation and amortization                                4,867      4,382
           Deferred income taxes                                          (63)       328
           Deferred compensation                                            -         36
      Changes in operating assets and liabilities:
           Accounts receivable                                             38     (1,275)
           Inventories                                                 (1,566)      (426)
           Net investment in sales-type leases                            517        551
           Prepaid expenses, other current assets and other assets        384       (923)
           Accrued payroll and payroll taxes                           (1,059)      (824)
           Accounts payable, accrued expenses and other liabilities     1,301       (835)
           Income taxes payable                                           923         54
           Accrued restructuring charge                                  (472)      (525)
                                                                      -------    -------
               Net cash provided by operating activities                8,224      3,029
                                                                      -------    -------

Cash flows from investing activities:
      Additions to property and equipment                              (3,875)    (5,078)
      Business purchases and other                                     (1,387)    (3,323)
                                                                      -------    -------
               Net cash used in investing activities                   (5,262)    (8,401)
                                                                      -------    -------

Cash flows from financing activities:
      Principal payments under long term obligations                   (7,029)      (541)
      Proceeds from issuance of long term debt                              -      2,393
      Net proceeds under short-term borrowings                              -        248
      Proceeds from issuance of common stock                            1,572      1,425
                                                                      -------    -------
               Net cash provided by (used in) financing activities     (5,457)     3,525
                                                                      -------    -------

Effect of foreign exchange on cash                                        108        (11)
                                                                      -------    -------
Net decrease in cash and cash equivalents                              (2,387)    (1,858)
Cash and cash equivalents at beginning of period                        5,742      4,417
                                                                      -------    -------
Cash and cash equivalents at end of period                            $ 3,355    $ 2,559
                                                                      =======    =======
Non-cash activity:
      Capital leases                                                      $ -    $ 1,405
      Acquisition related obligation                                        -      1,495
      Deferred compensation                                                 5        244

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of June 30, 2002 and the consolidated statements of income and cash flows for the three and six months ended June 30, 2002 and 2001.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2002, for the year ended December 31, 2001.

     The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

2.   Details of certain balance sheet captions are as follows (in thousands):

                                                                June 30,       December 31,
                                                                  2002             2001
                                                               ----------      ------------
Inventories:
      Purchased parts and assemblies                           $    1,733      $       759
      Work-in-process                                                 127               42
      Finished goods                                                3,835            3,328
                                                               ----------      -----------
                                                               $    5,695      $     4,129
                                                               ==========      ===========

Property and equipment:
      Equipment                                                $   29,652      $    26,285
      Furniture and fixtures                                        2,951              873
      Equipment provided to customers                              18,773           16,707
      Equipment under capital leases                                1,196            5,050
      Leasehold improvements                                        5,861            5,314
      Capital in progress                                             878              925
                                                               ----------      -----------
                                                                   59,311           55,154
      Less:  accumulated depreciation and amortization            (28,371)         (24,442)
                                                               ----------       -----------
      Total property and equipment, net                        $   30,940      $    30,712
                                                               ==========      ===========

3.  STOCKHOLDERS' EQUITY

The calculation of per share earnings is as follows:

(In thousands except per share figures)

                                                           Three months ended        Six months ended
                                                                June 30,                 June 30,
                                                           -------------------     -------------------
                                                             2002       2001         2002       2001
                                                             ----       ----         ----       ----
Basic:
-----
Net income                                                 $  1,833   $  1,368     $  3,354   $  2,486
Weighted average common shares outstanding                    6,429      6,144        6,389      6,096

Net income per share, basic                                $   0.29   $   0.22     $   0.52   $   0.41
                                                           ========   ========     ========   ========

Diluted:
--------
Net income for calculating diluted earnings per share      $  1,833   $  1,368     $  3,354   $  2,486

Weighted average common shares outstanding                    6,429      6,144        6,389      6,096
Common stock equivalents                                        349        342          348        297
                                                           --------   --------     --------   --------
Total weighted average shares                                 6,778      6,486        6,737      6,393

Net income per share, diluted                              $   0.27   $   0.21     $   0.50   $   0.39
                                                           ========   ========     ========   ========

For the three months ended June 30, 2002, there were no options excluded from the computation of diluted net income per share. For the six months ended June 30, 2002, options to purchase 46,200 shares at an average exercise price of $26.01 were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2001 options to purchase 207,160 and 284,660 shares, respectively, at an average exercise price of $21.35 and $20.17, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

4.  SEGMENT INFORMATION

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains sales, marketing and monitoring operations in both the United States and Canada.

Geographic Segment Data

Net revenues from customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended June 30, 2002 and 2001 and the financial position as of June 30, 2002 and December 31, 2001 is presented as follows:

(In thousands)

                                  Three months ended            Six months ended
                                       June 30,                     June 30,
                               -----------------------------------------------------
                                 2002            2001         2002            2001
                                 ----            ----         ----            ----
          Net Sales:
            United States      $ 24,317        $ 22,231     $ 47,268        $ 42,047
            Canada                2,144           1,867        4,052           3,615
                               -----------------------------------------------------
                               $ 26,461        $ 24,098     $ 51,320        $ 45,662
                               =====================================================

          Net Income:
            United States      $  1,615         $ 1,192      $ 2,970        $  2,174
            Canada                  218             176          384             312
                               -----------------------------------------------------
                               $  1,833         $ 1,368      $ 3,354        $  2,486
                               =====================================================

                                           June 30,     December 31,
                                              2002          2001
                                          --------------------------
                     Total Assets:
                       United States       $ 68,761       $ 69,495
                       Canada                 7,090          7,507
                                          --------------------------
                                           $ 75,851       $ 77,002
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

At June 30, 2002, accrued restructuring and other non-recurring charges of approximately $651,000 represented the remaining unutilized costs associated with the anticipated cost of addressing erroneous low-battery signals in personal help buttons.

The following is a roll-forward of accrued restructuring and non-recurring charges for the six months ended June 30, 2002:

(In thousands)

                  Balance at December 31, 2001       $1,123

                  Less:  Amounts utilized              (472)
                                                  ----------
                  Balance at June 30, 2002           $  651
                                                  ==========


6.  LONG TERM DEBT

The Company has a $10.0 million line of credit agreement, which was to have expired on June 30, 2002. The Company has received an extension on this agreement until August 30, 2002. As of June 30, 2002 the Company did not have any debt outstanding under this line. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The Company and the lender under the existing line of credit are finalizing a renegotiated line of credit, which is expected to be in the amount of $15 million. The final agreement is anticipated to be signed on or before August 30, 2002.

7.  GOODWILL AND INTANGIBLE ASSETS

During the first six months of 2002, the Company recorded intangible assets related to provider agreements entered into with community hospitals ("customer") for conversion to services provided by the Company. The intangible assets related to these agreements consist of the cost of purchasing the rights to service and/or manage the personal response systems program located in various stand-alone facilities. These agreements allow the Company to provide monitoring and/or business support services to existing and future subscribers of the customer in accordance with the terms of the agreements. The Company amortizes the acquisition costs over the initial life of the agreements, which is typically five years.

In May 2002, the Company paid in cash approximately $1.0 million for the acquisition of a distributor of the Company's personal response products and services. The results of the acquired business have been included in the Company's consolidated financial statements from the date of acquisition, and it did not have a material effect on its results of operations for the three and six months ended June 30, 2002. The Company anticipates finalizing the purchase accounting associated with this acquisition during the third quarter and does not anticipate any material changes to the current allocation, of which the majority was recorded in goodwill.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also required the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company adopted SFAS 142 in January 2002, and accordingly ceased amortizing goodwill with a net carrying value totaling approximately $7.2 million as of the date of adoption. The Company did not record approximately $437,000 of goodwill amortization expense for the first six months of 2002. The Company believes that the adoption of SFAS 142 will result in an additional 1% improvement to service margins in 2002 as a result of the exclusion of nearly $907,000 of goodwill amortization expense.

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

Intangible Assets

At June 30, 2002 and December 31, 2001, acquired intangible assets were related to provider agreements entered into with customers for conversion to services provided by the Company:

(Dollars in thousands)

                                              June 30,     December 31,
                                                2002          2001
                                                ----          ----

         Gross carrying amount                 $10,908         $10,566
         Less:  accumulated amortization        (5,194)         (4,152)
                                             -------------------------
         Net book value                        $ 5,714         $ 6,414
                                             =========================

All of the Company's acquired intangible assets are subject to amortization. Amortization expense for acquired intangible assets for the six months ended June 30, 2002 and 2001 was approximately $1,033,000 and $1,018,000 respectively.

Based on the Company's intangible assets currently owned, estimated amortization expense for the current fiscal year and the succeeding four years is as follows:

               Fiscal Year Ended
                 December 31,                Amount
                 -------------               ------
                     2002                    $2,068
                     2003                     2,018
                     2004                     1,650
                     2005                       727
                     2006                       205

Goodwill

The following information reflects pro forma adjustments to exclude goodwill amortization expense and related tax effects:

                                                          For the three months ended     For the six months ended
(Dollars in thousands, except per share data)                        June 30,                     June 30,
                                                          ----------------------------------------------------------
                                                                2002          2001          2002           2001
                                                                ----          ----          ----           ----
Net income:
   Reported net income                                        $1,833        $1,368        $3,354         $2,486
   Add back:  goodwill amortization, net of taxes                 --            85            --            207
                                                          ----------------------------------------------------------
   Adjusted net income                                        $1,833        $1,453        $3,354         $2,693
                                                          ==========================================================

Basic earnings per share:
   Weighted average common shares outstanding                  6,429         6,144         6,389          6,096
   Reported net income                                        $ 0.29        $ 0.22        $ 0.52         $ 0.41
   Add back:  goodwill amortization, net of taxes                 --          0.01            --           0.03
                                                          ----------------------------------------------------------
   Adjusted net income                                        $ 0.29        $ 0.23        $ 0.52         $ 0.44
                                                          ==========================================================

Diluted earnings per share:
   Total weighted average shares                               6,778         6,486         6,737          6,393
   Reported net income                                        $ 0.27        $ 0.21        $ 0.50         $ 0.39
   Add back:  goodwill amortization, net of taxes                 --          0.01            --           0.03
                                                          ----------------------------------------------------------
   Adjusted net income                                        $ 0.27        $ 0.22        $ 0.50         $ 0.42
                                                          ==========================================================

8.   NEWLY ISSUED ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 in January 2002 and it did not have a significant effect on its financial statements.

9.   CONTINGENT LIABILITIES AND COMMITMENTS

The Company is currently being audited by Revenue Canada asserting deficiencies in goods and services tax and sales tax for the Company's 1993 to 1999 tax years. On March 26, 2002, the Company received a proposed tax assessment, (which includes penalties and interest), of CAN$1,050,000 (approximately US$690,000 based on current exchange rates at June 30, 2002). The Company believes that it should be able to reduce the amount of the proposed tax deficiency following further discussions with and by providing additional documentation to Revenue Canada. However, there is no assurance that the Company will be successful in its discussions. The Company does not believe that the payment of any such deficiency will have a material adverse effect on the Company's financial position or results of operations or cash flows.

10.  SUBSEQUENT EVENT

In August 1999, the Company loaned $300,000 to its Chief Executive Officer, pursuant to a secured promissory note, for the exercise of a stock option which was to expire. The note, which bears interest at a rate of 6.77% per annum, payable annually in arrears, was due August 23, 2004 and was secured by a pledge of 16,552 shares of common stock of the Company. In April 2000, the Company loaned $250,000 to its Chief Executive Officer, pursuant to a collateralized promissory note. The note, which bears interest at a rate of 6.94%, payable annually in arrears, was due April 5, 2005 and was collateralized by 25,641 shares of common stock of the Company. On July 15, 2002, the Company's Chief Executive Officer repaid both notes in full.

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended June 30, 2002 increased approximately 10% to $26.5 million as compared to total revenues of $24.1 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, total revenues were $51.3 million, 12% greater than total revenues of $45.7 million for the same period in 2001.

Service revenues grew 14% for the three months ended June 30, 2002 to $19.2 million from $16.9 million for the same period in 2001. For the six months ended June 30, 2002, services revenues were $37.6 million, an increase of 15% from $32.8 million for the first half of 2001. Service revenues represent nearly 73% of the Company's year to date total revenues as compared to 72% of total revenues for the first six months of 2001. This growth is a result of the Company's continued success with its service offerings and effective yields on its pricing strategies and also reflects the positive impact from the inclusion of a full period of revenue from the assets of SOS Industries, Inc., which the Company acquired in April 2001 and which represented 20% of the year-to-date growth in service revenues. Overall, the Company achieved a 7% increase in its monitored subscriber base to 356,000 subscribers as of June 30, 2002 from 332,000 as of June 30, 2001. The Company's ability to sustain the current level of service revenue growth depends on its ability to continue to make improvements in service delivery, expand the market for its personal response services, convert community hospital programs to services provided by the Company and increase its focus on referral development and innovative partner relationships in new channels of distribution. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly and the physically challenged will be factors in meeting this goal.

Net product revenues for the second quarter of 2002 remained consistent with the second quarter of 2001 at $6.8 million. For the six months ended June 30, 2002, net product revenues were $13.0 million, an increase of nearly 7% from $12.2 million for the same period in 2001. The majority of the increase for the first six months was the result of sales of the Company's site-monitoring platform, which was introduced in the second quarter of 2001, for those customers who perform their own monitoring at their local facilities. However, with a finite number of these types of customers, the Company believes that equipment sales for the year ended December 31, 2002 may be consistent with or lower than 2001. It also continues to believe that equipment sales may remain flat or decline in periods subsequent to 2002 as it has experienced little or no growth in sales of its home communicators since it began providing its customers' subscribers with the Lifeline service under its Business Management Services ("BMS") program, which includes monitoring and the use of Company-owned home communicators for a single fee. During 2002, the Company launched its new Senior Living initiative, under which it will seek to develop alliances with senior living facilities to provide them with a cost-effective and distinctive safety feature to appeal to residents and their families. Because of this initiative, the Company believes that sales of residence response systems to these facilities may mitigate the decline in product revenue in periods subsequent to 2002.

Finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, increased approximately 6% in the second quarter of 2002 to $338,000, from $319,000 for the second quarter of 2001. For the six months ended June 30, 2002, however, finance and rental income decreased approximately 6% to $649,000 from $692,000 for the same period in 2001. With the Company's focus on its service offerings it expects finance income to decline in future periods because such income is directly related to product sales.

Total recurring revenues, consisting of service revenues and finance and rental income, increased 13% for the three months ended June 30, 2002 to $19.6 million from $17.3 million for the same period in 2001. For the six months ended June 30, 2002, total recurring revenues increased 14% to $38.3 million from $33.4 million for the first half of 2001. Recurring revenues represented 74% and 75% of total revenue for the three and six months ended June 30, 2002, respectively, as compared to 72% and 73% for the respective three and six month periods in 2001. With the Company's continued focus on its service offerings, it expects its recurring revenues to continue to increase in future periods.

Cost of services, as a percentage of service revenues, improved to 57% for the three and six months ended June 30, 2002 as compared to 62% and 61%, respectively for the three and six months ended June 30, 2001. The improvement is mainly attributable to the Company's goal of making its service offerings more profitable with productivity improvements, leveraging the capabilities of the CareSystem monitoring platform and effective pricing. On a dollar basis, cost of services increased by approximately $1.5 million for the six months ended June 30, 2002 as compared to the first six months of 2001 as a result of the following factors. The growth in the number of subscribers serviced under the Company's BMS program resulted in an increase in depreciation of the cost of home communicators provided to those subscribers served under this model. This growth in the number of subscribers also resulted in an increase in costs associated with handling the day-to-day administrative tasks, such as customer service, billing and service order intake, for the Lifeline service under this particular model. The acquisition of SOS Industries, Inc. in the second quarter of 2001 resulted in two months of operational costs for the first six months of 2001 as compared to a full six months of operational costs for the period ended June 30, 2002, and thereby also contributed to some of the increase in the costs noted above.

The Company adopted SFAS 142 in January 2002, which requires, among other things, the discontinuance of goodwill amortization. The Company did not record approximately $227,000 and $437,000 of goodwill amortization expense for the three and six-month periods ended June 30, 2002. The Company believes that the adoption of SFAS 142 will result in an additional 1% improvement to service margins in 2002 as a result of the exclusion of nearly $907,000 of goodwill amortization expense. The Company expects continued positive service margin improvements for the remainder of 2002.

Cost of sales, as a percentage of net product sales, was 34% for the three months ended June 30, 2002 as compared to 31% for the three months ended June 30, 2001. For the six months ended June 30, 2002, cost of sales, as a percentage of net product sales, improved to 32% as compared to 33% for the same period in 2001. The Company experienced increased manufacturing costs during 2002 as it has been transitioning from outsourcing its manufacturing to an outside electronics product manufacturer to in house assembly and production. The Company expects these higher costs to be non-recurring and without these anticipates cost of sales for 2002 to be relatively consistent as a percentage of net product sales with results achieved in 2001.

Selling, general and administrative ("SG&A") expenses as a percentage of total revenues were 36% for the second quarter of 2002 and 2001. For the six months ended June 30, 2002 SG&A expenses were 37% of total revenues as compared to 36% for the same period in 2001. On a dollar basis, SG&A expenditures increased $2.4 million to $18.9 million for the six months ended June 30, 2002 from $16.5 million for the same period in 2001. The Company's increased expenditures are attributable to a variety of factors. The Company is incurring costs associated with its new senior living initiative launched in the beginning of 2002. The Company also incurred expenditures in the first half of 2002 which were higher than the first half of 2001, related to its commitment to install its site-monitoring platform for those customers who perform their own monitoring at their local facilities. As a result of overall insurance industry increases, the Company is also incurring higher insurance premiums and deductibles. The Company is also experiencing a higher level of business and marketing initiatives in the first half of 2002, coupled with information technology costs associated with those initiatives, as compared to the first six months of 2001. The Company believes that SG&A expenses could increase as a percentage of revenue in 2002 as it continues with its business initiatives and incurs higher insurance premiums and deductibles.

Research and development expenses were nearly 2% of total revenues for the three and six months ended June 30, 2002 and 2001. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level for the remainder of 2002.

The Company's effective tax rate was 40% for the three and six months ended June 30, 2002 as compared to 41% for the same period in 2001. The reduction in the effective tax rate is due to the benefit of a previously disclosed tax credit earned under a Tax Increment Finance agreement with the town of Framingham, Massachusetts.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002, the Company's portfolio of cash and cash equivalents decreased nearly $2.4 million to $3.3 million at June 30, 2002 from $5.7 million at December 31, 2001. The majority of the decrease was attributable to the Company taking advantage of its overall improvement in cash flow to pay off nearly $7.0 million in debt and outstanding capital lease obligations. The Company also purchased property and equipment of $3.9 million and had a net inventory increase of nearly $1.6 million as it fulfilled its obligation to purchase certain amounts of inventory in accordance with the termination provisions of its contract with an outside electronics product manufacturer as well as for support of its manufacturing site at its corporate location to minimize the risk of supply interruption as it completes the transition from outsourced manufacturing to internal manufacturing. Profitable operations of $8.2 million, proceeds from stock option exercises of $1.6 million and an increase in its accounts payable and accrued expenses of $1.3 million, primarily as a result of the timing of expenditures related to its business and marketing initiatives helped to offset the decrease.

As noted above, as of June 30, 2002, the Company paid off substantially all of its capital lease obligations associated with Master Lease Agreements. The Company is currently seeking to enter into new Master Lease Agreements for potential future capital purchases, but expects to have sufficient operating cash flow in the near term for its budgeted capital purchases without the proceeds of a new leasing facility.

The Company has a $10.0 million line of credit agreement, which was to have expired on June 30, 2002. The Company has received an extension on this agreement until August 30, 2002. As of June 30, 2002 the Company did not have any debt outstanding under this line. The agreement contains several covenants, including the Company maintaining certain levels of financial performance and capital structure. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and a leverage ratio of no more than 1.0 to 1.0. In addition, there are certain negative covenants that include limitations on the Company's capital and other expenditures, restrictions on the Company's capacity to obtain additional debt financing, restrictions on the disposition of the Company's assets, and restrictions on its investment portfolio. The Company and the lender under the existing line of credit are finalizing a renegotiated line of credit which is expected to be in the amount of $15 million. The final agreement is anticipated to be signed on or before August 30, 2002.

The following summarizes the Company's existing contractual obligations at June 30, 2002 and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(Dollars in thousands)

                                 2002           2003         2004            2005         2006      Thereafter (1)
                                 ----           ----         ----            ----         ----      --------------
Contractual
Obligations (2):

Capital leases                 $  157         $  100       $    6               -            -                   -

Operating leases                1,283          1,378        1,514          $1,462       $1,367              $9,166
                           ----------------------------------------------------------------------------------------
Total Obligations              $1,440         $1,478       $1,520          $1,462       $1,367              $9,166
                           ========================================================================================

     (1) Represents contractual obligations on the Company's corporate facility lease through the year 2013 and its second U.S. call center through 2012.
     (2) The table does not include the existing line of credit, with respect to which no amounts were outstanding at June 30, 2002, or the new line of credit, for up to $15 million, which the Company is negotiating.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and the availability from time to time under its extended line of credit and new line of credit, once finalized. The Company expects these sources will be sufficient to finance the cash needs of the Company through the next twelve months. This includes the continued investment in its response center platform, the requirements of its internally funded lease financing program, any future potential acquisitions and other investments in support of its current business.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. It estimates the allowance based upon historical collection experience, analysis of accounts receivable by aging categories and customer credit quality. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

NEWLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company adopted SFAS 142 in January 2002, and as a result did not record approximately $437,000 of goodwill amortization expense for the first six months of 2002. The Company believes that the adoption of SFAS 142 will result in an additional 1% improvement to service margins in 2002 as a result of the exclusion of nearly $907,000 of goodwill amortization expense. The Company performed a transitional impairment test as required by SFAS 142 and determined that there were no goodwill or intangible asset impairment losses that should be recognized. The Company also determined that no reclassifications between goodwill and intangible assets were required.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 in January 2002 and it did not have a significant impact on its financial statements.

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

In 2002 the Company has transitioned to once again supporting a manufacturing site at its corporate location to assemble its personal response equipment. In connection with this, the Company ended its outsourcing arrangement with an outside electronics product manufacturer. The Company has not supported a manufacturing site for the past two years and as a result there can be no assurance that the transition from outsourced manufacturing to internal manufacturing for its personal response equipment will not have a negative adverse effect on its results of operations or that the Company will not experience difficulties in successfully transitioning the assembly process of its personal response equipment to its corporate location. There also can be no assurance that the decision to assemble its equipment will result in the anticipated cost containment or that the Company will maintain cost of sales at a relatively consistent percentage of product sales in 2002. This could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

The Company's monitoring operations are concentrated principally in its corporate headquarters facility. Although the Company believes that it has constructed safeguards to protect against system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, weather or other similar events or for any other reason, could have a material adverse effect on the Company's business, financial condition, or results of operations. In order to mitigate any potential negative effect of a disruption of service, the Company recently signed a lease for a second U.S. call center. The Company expects to occupy the new facility in early 2003. There can be no assurance, however, that the Company will meet the intended date of occupation, that costs incurred in connection with the start-up of the new facility will not have a material adverse effect on the Company's business, financial condition or results of operations, or that the second call center, which is located within one mile of the Company's headquarters, will not be affected by the same disruption that affects the corporate headquarters facility.

The Company believes that its future success will depend in large part upon its ability to attract and retain key personnel. Although the Company believes it is making progress in retaining and recruiting well-trained, highly capable people, there can be no assurance that the Company will continue to be successful in attracting and retaining such personnel.

The Company may expand its operations through the acquisition of additional businesses, similar to its recent acquisition in May 2002. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. In addition, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events, contingent liabilities and amortization of acquired intangible assets. There can be no assurance that the acquired businesses, if any, will achieve anticipated revenues or earnings.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at June 30, 2002. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company's balance sheet periodically includes an outstanding balance associated with a revolving credit facility and a term loan that are subject to interest rate risk. Both loans are typically priced at floating rates of interest, with the working capital line of credit being based on LIBOR and the fixed loan being based on the bank's prime interest rate at the Company's option. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. As of June 30, 2002, the Company did not have any outstanding balances associated with either facility and therefore its consolidated financial position, results of operations or cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company's Canadian subsidiary into the reporting currency (U.S. Dollar). As such, the Company's exposure to changes in Canadian exchange rates could impact the Company's consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of June 30, 2002 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates should not materially affect the Company's consolidated financial position, results of operations or cash flows. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for its services/products.

PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 15, 2002. The stockholders of the Company elected members of the Board of Directors and ratified the selection of PricewaterhouseCoopers LLP as the Company's accountants for 2002.

                                            NUMBER OF SHARES OF COMMON STOCK
                                            --------------------------------

                                                                                          BROKER
                                           FOR           AGAINST        ABSTAINED         NON-VOTES
                                           ---           -------        ---------         ----------
Everett N. Baldwin                         6,007,835           -                -         58,651
L. Dennis Shapiro                          6,007,835           -                -         58,651

Ratification of appointment of
PricewaterhouseCoopers LLP                 6,055,838       9,826              822              -

The directors whose terms in office continued after the meeting were Ronald Feinstein, Joseph E. Kasputys, Carolyn C. Roberts and Gordon C. Vineyard.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Reports on Form 8-K - The Company filed a report on Form 8-K on July 12, 2002.

   (b) Exhibits - The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page 23 hereof

                             LIFELINE SYSTEMS, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 12, 2002                         LIFELINE SYSTEMS, INC.
------------------                      ----------------------
Date                                    Registrant



                                        /s/ Ronald Feinstein
                                        ----------------------
                                        Ronald Feinstein
                                        Chief Executive Officer



                                        /s/ Dennis M. Hurley
                                        ----------------------
                                        Dennis M. Hurley
                                        Senior Vice President of Finance and
                                        Administration, Principal Financial
                                        and Accounting Officer

                                  EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit No.    Exhibit                                                       SEC Document Reference
-----------    -------                                                       ----------------------
3.1            Amended and Restated By-laws

4.1            Amendment No. 2 to Shareholder Rights
                 Plan dated as of June 30, 2002                              8-K dated July 12, 2002

10.01          Agreement, dated as of June 30, 2002, among the
                 Registrant and (a) ValueAct Capital Partners, L.P.,
                 (b) ValueAct Capital Partners II, L.P.,
                 (c) ValueAct Capital International, Ltd.,
                 (d) VA Partners, L.L. C., (e) Jeffrey W. Uben,
                 (f) George F. Hammel, Jr. and (g) Peter H. Kamin            8-K dated July 12, 2002

10.02          Second Amendment to Revolving
                 Credit Agreement dated June 28, 2002

10.03          Third Amendment to Revolving Credit
                 Agreement dated July 23, 2002

10.04          Lease Agreement between Registrant and Clarks
                 Hill, LLC dated June 21, 2002

99.1           Certification of CEO and CFO