Form 10-Q
period 2002-09-30
LIFELINE SYSTEMS INC
filed 2002-11-13
CIK 720195

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               __________________

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002          Commission File Number 0-13617

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing
requirements for the past 90 days.           Yes  X    No ___
                                                 ---

Indicate by check mark whether the registrant is an accelerated filer  Yes  x
                                                                           ---
No_____

Number of shares outstanding of the issuer's class of common stock as of October 31, 2002: 6,460,451

                             LIFELINE SYSTEMS, INC.
                                      INDEX

                                                                            PAGE
PART  I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - September 30, 2002
              and December 31, 2001                                            3

         Consolidated Statements of Income and Comprehensive Income -
              Three and nine months ended September 30, 2002 and 2001          4

         Consolidated Statements of Cash Flows - Nine months
              ended September 30, 2002 and 2001                                5

         Notes to Consolidated Financial Statements                         6-12

     ITEM 2.

         Management's Discussion and Analysis of Results of
              Operations and Financial Condition                           13-19

     ITEM 3.

         Quantitative and Qualitative Disclosures about Market Risk           19

     ITEM 4.

         Controls and Procedures                                              20

PART II. OTHER INFORMATION

     ITEM 6.

         Exhibits and Reports on Form 8-K                                     21


SIGNATURES                                                                    22

                             LIFELINE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                              September 30,      December 31,
                                                                                                  2002              2001
                                                                                                  ----              ----
ASSETS                                                                                        (Unaudited)
Current assets:
      Cash and cash equivalents                                                                 $  7,511              $  5,742
      Accounts receivable, net                                                                    10,535                12,118
      Inventories                                                                                  6,245                 4,129
      Net investment in sales-type leases                                                          2,322                 2,874
      Prepaid expenses and other current assets                                                    2,217                 1,947
      Deferred income taxes                                                                        1,478                 1,436
                                                                                         ----------------      ----------------
           Total current assets                                                                   30,308                28,246

Property and equipment, net                                                                       30,749                30,712
Goodwill                                                                                           8,790                 7,226
Other intangible assets, net                                                                       5,365                 6,414
Net investment in sales-type leases                                                                4,277                 4,337
Other assets                                                                                          88                    67
                                                                                         ----------------      ----------------
           Total assets                                                                         $ 79,577              $ 77,002
                                                                                         ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                          $  1,869              $  1,972
      Accrued expenses                                                                             4,152                 2,197
      Accrued payroll and payroll taxes                                                            3,421                 4,282
      Accrued income taxes                                                                         2,164                   730
      Deferred revenues                                                                            1,035                 1,026
      Current portion of capital lease obligation                                                    104                 1,080
      Current portion of long term debt                                                                -                 1,105
      Product warranty and other current liabilities                                                 245                   329
      Accrued restructuring and other non-recurring charges, current                                 163                   506
                                                                                         ----------------      ----------------
           Total current liabilities                                                              13,153                13,227

Deferred income taxes                                                                              6,191                 5,799
Other non-current liabilities                                                                         75                   150
Long term portion of capital lease obligation                                                         25                 1,657
Long term debt, net of current portion                                                                 -                 3,343
Accrued restructuring and other non-recurring charges, long term                                     261                   617
                                                                                         ----------------      ----------------
           Total liabilities                                                                      19,705                24,793
Commitments and contingencies
Stockholders' equity:
      Common stock, $0.02 par value, 20,000,000 shares authorized, 7,081,400 shares issued at September 30, 2002 and 6,934,461 shares issued
           at December 31, 2001                                                                      142                   139
      Additional paid-in capital                                                                  23,616                22,000
      Retained earnings                                                                           40,943                35,446
      Less: Treasury stock at cost, 621,089 shares at September 30, 2002
              and December 31, 2001                                                               (4,556)               (4,556)
              Notes receivable - officer                                                               -                  (550)
              Accumulated other comprehensive loss/cumulative translation adjustment                (273)                 (270)
                                                                                         ----------------      ----------------
           Total stockholders' equity                                                             59,872                52,209
                                                                                         ----------------      ----------------
           Total liabilities and stockholders' equity                                           $ 79,577              $ 77,002
                                                                                         ================      ================

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                    (In thousands except for per share data)
                                   (Unaudited)

                                                                  Three months ended                 Nine months ended
                                                                      September 30,                    September 30,
                                                            ------------------------------   -------------------------------
                                                                 2002            2001             2002             2001
                                                                 ----            ----             ----             ----
Revenues
      Services                                                $   19,841      $   17,577       $   57,479        $  50,328
      Net product sales                                            6,167           7,669           19,200           19,888
      Finance and rental income                                      338             337              987            1,029
                                                              ----------      ----------       ----------        ---------

           Total revenues                                         26,346          25,583           77,666           71,245
                                                              ----------      ----------       ----------        ---------

Costs and expenses
      Cost of services                                            11,115          10,778           32,727           30,840
      Cost of sales                                                1,746           2,601            5,978            6,594
      Selling, general, and administrative                         9,548           8,740           28,463           25,294
      Research and development                                       387             410            1,298            1,185
                                                              ----------      ----------       ----------        ---------

           Total costs and expenses                               22,796          22,529           68,466           63,913
                                                              ----------      ----------       ----------        ---------

Income from operations                                             3,550           3,054            9,200            7,332
                                                              ----------      ----------       ----------        ---------

Other income (expense)
      Interest income                                                 23              39               73              135
      Interest expense                                                (1)           (142)            (142)            (304)
      Other income (loss)                                              -             (44)              32              (34)
                                                              ----------      ----------       ----------        ---------

           Total other income (expense), net                          22            (147)             (37)            (203)
                                                              ----------      ----------       ----------        ---------

Income before income taxes                                         3,572           2,907            9,163            7,129
Provision for income taxes                                         1,429             929            3,666            2,665
                                                              ----------      ----------       ----------        ---------

Net income                                                         2,143           1,978            5,497            4,464

Other comprehensive loss, net of tax
      Foreign currency translation adjustments                      (115)            (98)              (2)            (115)
                                                              ----------      ----------       ----------        ---------

Comprehensive income                                          $    2,028      $    1,880       $    5,495        $   4,349
                                                              ==========      ==========       ==========        =========

Net income per weighted average share:
      Basic                                                   $     0.33      $     0.32       $     0.86        $    0.73
                                                              ==========      ==========       ==========        =========
      Diluted                                                 $     0.32      $     0.30       $     0.82        $    0.69
                                                              ==========      ==========       ==========        =========

Weighted average shares:
      Basic                                                        6,458           6,174            6,407            6,122
                                                              ==========      ==========       ==========        =========
      Diluted                                                      6,728           6,536            6,730            6,440
                                                              ==========      ==========       ==========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                             ----------------------------
                                                                                 2002             2001
                                                                                 ----             ----
Cash flows from operating activities:
   Net income                                                                $    5,497        $   4,464
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Write off of fixed assets                                                       -               13
      Depreciation and amortization                                               7,484            6,686
      Deferred income taxes                                                         350            1,121
      Deferred compensation                                                           -               36
   Changes in operating assets and liabilities:

      Accounts receivable                                                         1,517           (5,154)
      Inventories                                                                (2,116)          (1,803)
      Net investment in sales-type leases                                           612              422
      Prepaid expenses, other current assets and other assets                      (290)          (2,030)
      Accrued payroll and payroll taxes                                            (862)             321
      Accounts payable, accrued expenses and other liabilities                    3,135              661
      Accrued restructuring charge                                                 (699)            (830)
                                                                             ----------        ---------

          Net cash provided by operating activities                              14,628            3,907
                                                                             ----------        ---------

Cash flows from investing activities:

   Additions to property and equipment                                           (5,821)          (6,932)
   Business purchases and other                                                  (2,133)          (4,998)
                                                                             ----------        ---------

          Net cash used in investing activities                                  (7,954)         (11,930)
                                                                             ----------        ---------

Cash flows from financing activities:

   Principal payments under long term obligations                                (7,056)            (917)
   Proceeds from issuance of long term debt                                           -            3,578
   Net proceeds under short-term borrowings                                           -            3,335
   Repayment of notes by officer                                                    550                -
   Proceeds from issuance of common stock                                         1,614            1,498
                                                                             ----------        ---------

          Net cash provided by (used in) financing activities                    (4,892)           7,494
                                                                             ----------        ---------

Effect of foreign exchange on cash                                                  (13)             (33)
                                                                             ----------        ---------
Net increase (decrease) in cash and cash equivalents                              1,769             (562)
Cash and cash equivalents at beginning of period                                  5,742            4,417
                                                                             ----------        ---------

Cash and cash equivalents at end of period                                   $    7,511        $   3,855
                                                                             ==========        =========
Non-cash activity:
   Capital leases                                                            $        -        $   1,518
   Acquisition related obligation                                                     -              133
   Deferred compensation                                                             (5)             286

The accompanying notes are an integral part of these consolidated financial statements.

                             LIFELINE SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of September 30, 2002 and the consolidated statements of income and cash flows for the three and nine months ended September 30, 2002 and 2001.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2002, for the year ended December 31, 2001.

     The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results expected for the full year.

2.   Details of certain balance sheet captions are as follows (in thousands):

                                                             September 30,     December 31,
                                                                 2002              2001
                                                             -------------     ------------
Inventories:
      Purchased parts and assemblies                         $       1,857     $        759
      Work-in-process                                                  160               42
      Finished goods                                                 4,228            3,328
                                                             -------------     ------------
                                                             $       6,245     $      4,129
                                                             =============     ============

Property and equipment:
      Equipment                                              $      30,672     $     26,285
      Furniture and fixtures                                         2,984              873
      Equipment provided to customers                               19,687           16,707
      Equipment under capital leases                                 1,190            5,050
      Leasehold improvements                                         5,929            5,314
      Capital in progress                                              661              925
                                                             -------------     ------------
                                                                    61,123           55,154
      Less:  accumulated depreciation and amortization             (30,374)         (24,442)
                                                             -------------     ------------
      Total property and equipment, net                      $      30,749     $     30,712
                                                             =============     ============

3.  STOCKHOLDERS' EQUITY

The calculation of per share earnings is as follows:

(In thousands except per share figures)
                                                                 Three months ended              Nine months ended
                                                                   Sepetmber 30,                   September 30,
                                                            -----------------------------   --------------------------
                                                                2002            2001            2002            2001
                                                                ----            ----            ----            ----
Basic:
------
Net income                                                  $      2,143      $     1,978   $     5,497    $     4,464
Weighted average common shares outstanding                         6,458            6,174         6,407          6,122

Net income per share, basic                                 $       0.33      $      0.32   $      0.86    $      0.73
                                                            ============      ===========   ===========    ===========

Diluted:
--------
Net income for calculating diluted earnings per share       $      2,143      $     1,978   $     5,497    $     4,464

Weighted average common shares outstanding                         6,458            6,174         6,407          6,122
Common stock equivalents                                             270              362           323            318
                                                            ------------      -----------   -----------    -----------
Total weighted average shares                                      6,728            6,536         6,730          6,440

Net income per share, diluted                               $       0.32      $      0.30   $      0.82    $      0.69
                                                            ============      ===========   ===========    ===========

For the three and nine months ended September 30, 2002, options to purchase 145,010 shares and 51,550 shares, respectively, at an average exercise price per share of $24.73 and $26.05, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2001, options to purchase 108,340 shares and 218,290 shares, respectively, at an average exercise price per share of $23.85 and $21.08, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

4.   SEGMENT INFORMATION

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains sales, marketing and monitoring operations in both the United States and Canada.

Geographic Segment Data

Net revenues from customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended September 30, 2002 and 2001 and the financial position as of September 30, 2002 and December 31, 2001 is presented as follows:

(In thousands)

                                        Three months ended               Nine months ended
                                           September 30,                   September 30,

                                 --------------------------------------------------------------
                                       2002            2001            2002            2001
                                       ----            ----            ----            ----
     Net Sales:
       United States                    $24,213         $23,747         $71,481         $65,794
       Canada                             2,133           1,836           6,185           5,451
                                 --------------------------------------------------------------
                                        $26,346         $25,583         $77,666         $71,245
                                 ==============================================================

     Net Income:
       United States                    $ 1,969         $ 1,805         $ 4,939         $ 3,979
       Canada                               174             173             558             485
                                 --------------------------------------------------------------
                                        $ 2,143         $ 1,978         $ 5,497         $ 4,464
                                 ==============================================================

                                     September 30,    December 31,
                                         2002            2001
                                    ------------------------------
        Total Assets:
           United States                  $73,369       $ 69,495
           Canada                           6,208          7,507
                                    ------------------------------
                                          $79,577       $ 77,002
                                    ==============================

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

At September 30, 2002, accrued restructuring and other non-recurring charges of approximately $424,000 represented the remaining unutilized costs associated with the anticipated cost of addressing erroneous low-battery signals in personal help buttons.

The following is a roll-forward of accrued restructuring and non-recurring charges for the nine months ended September 30, 2002:

(In thousands)

            Balance at December 31, 2001           $   1,123

            Less:  Amounts utilized                     (699)
                                                   ---------

            Balance at September 30, 2002          $     424
                                                   =========

The Company expects to utilize the remaining accrued restructuring balance during 2003 and believes that this balance should be sufficient to cover the remaining expenditures associated with this issue.

6.  LONG TERM DEBT

In August 2002, the Company entered into a $15.0 million Revolving Credit Agreement. The agreement has two components, the first of which is the ability to obtain a Revolving Credit Loan with an interest rate based on the London Interbank Offered Rate (LIBOR). The second component is the ability to obtain a Revolving Credit Loan with an interest rate based on the lender's prime interest rate. The Company has the option to elect to convert any outstanding Revolving Credit Loan to a Revolving Credit Loan of the other type. The agreement contains several covenants, including the Company maintaining certain levels of financial performance. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and an operating cash flow to total debt service ratio of no less than 1.75 to 1.0. In addition, there are certain negative covenants that include restrictions on the disposition of the Company's assets, restrictions on the Company's capacity to obtain additional debt financing, and restrictions on its investment portfolio. This Revolving Credit Agreement matures in August 2005 and as of September 30, 2002 the Company did not have any debt outstanding under this line.

7.  GOODWILL AND INTANGIBLE ASSETS

During the first nine months of 2002, the Company recorded approximately $446,000 of intangible assets related to provider agreements entered into with community hospitals ("customer") for conversion to services provided by the Company. The intangible assets related to these agreements consist of the cost of purchasing the rights to service and/or manage the personal response systems program located in various stand-alone facilities. These agreements allow the Company to provide monitoring and/or business support services to existing and future subscribers of the customer in accordance with the terms of the agreements. The Company amortizes the acquisition costs over the initial life of the agreements, which is typically five years.

During 2002, the Company paid in cash approximately $1.6 million for acquisitions of distributors of the Company's personal response products and services. The results of the acquired businesses have been included in the Company's consolidated financial statements from the dates of acquisition with no material effect on the Company's results of operations for the three and nine months ended September 30, 2002. As a result of the purchase accounting associated with these acquisitions, the Company recorded goodwill of approximately $1.6 million.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also required the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company adopted SFAS 142 in January 2002, and accordingly ceased amortizing goodwill with a net carrying value totaling approximately $7.2 million as of the date of adoption. The Company did not record approximately $679,000 of goodwill amortization expense for the first nine months of 2002. The Company believes that the adoption of SFAS 142 will result in an additional 1% improvement to service margins in calendar year 2002 compared to 2001 as a result of the exclusion of approximately $926,000 of goodwill amortization expense.

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

Intangible Assets
At September 30, 2002 and December 31, 2001, acquired intangible assets were related to provider agreements entered into with customers for conversion to services provided by the Company:

(Dollars in thousands)

                                                              September 30,  December 31,
                                                                 2002            2001
                                                                 ----            ----
             Gross carrying amount                                 $11,068        $10,566
             Less:  accumulated amortization                        (5,703)        (4,152)
                                                              ---------------------------
             Net book value                                        $ 5,365        $ 6,414
                                                              ===========================

All of the Company's acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets for the nine months ended September 30, 2002 and 2001 was approximately $1,553,000 and $1,547,000 respectively.

Based on the Company's intangible assets currently owned, estimated amortization expense for the current fiscal year and the succeeding four years is as follows:

                   Fiscal Year Ended
                     December 31,                     Amount
                     -----------                      ------
                         2002                         $2,083
                         2003                          2,055
                         2004                          1,687
                         2005                            764
                         2006                            241

Goodwill
The following information reflects pro forma adjustments to exclude goodwill amortization expense and related tax effects:

                                                                  For the three months ended      For the nine months ended
(Dollars in thousands, except per share data)                           September 30,                   September 30,
                                                                ------------------------------- ------------------------------
                                                                           2002           2001           2002            2001
                                                                           ----           ----           ----            ----
Net income:
   Reported net income                                                   $2,143         $1,978         $5,497          $4,464
   Add back:  goodwill amortization, net of taxes
                                                                             --            142             --             308
                                                                ---------------- -------------- -------------- ---------------
   Adjusted net income                                                   $2,143         $2,120         $5,497          $4,772
                                                                ================ ============== ============== ===============

Basic earnings per share:
   Weighted average common shares outstanding                             6,458          6,174          6,407           6,122
   Reported net income                                                   $ 0.33         $ 0.32         $ 0.86          $ 0.73
   Add back:  goodwill amortization, net of taxes                            --           0.02             --            0.05
                                                                ---------------- -------------- -------------- ---------------
   Adjusted net income                                                   $ 0.33         $ 0.34         $ 0.86          $ 0.78
                                                                ================ ============== ============== ===============

Diluted earnings per share:
   Total weighted average shares                                          6,728          6,536          6,730           6,440
   Reported net income                                                   $ 0.32         $ 0.30         $ 0.82          $ 0.69
   Add back:  goodwill amortization, net of taxes                            --           0.02             --            0.05
                                                                ---------------- -------------- -------------- ---------------
   Adjusted net income                                                   $ 0.32         $ 0.32         $ 0.82          $ 0.74
                                                                ================ ============== ============== ===============

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

9.  CONTINGENT LIABILITIES AND COMMITMENTS

The Company has recently been audited by Revenue Canada asserting deficiencies in goods and services tax and sales tax for the Company's 1993 to 1999 tax years. On March 26, 2002, the Company received a proposed tax assessment (which includes penalties and interest) of CAN$1,050,000 (approximately US$662,000 based on current exchange rates at September 30, 2002). In October 2002, the Company received a reduced assessment of CAN$523,000 (approximately US$330,000 based on current exchange rates at September 30, 2002). Part of this assessment is recoverable from customers; therefore net of recoveries the Company believes that the total reduced assessment amounts to US$300,000. The Company is considering filing an objection to the re-assessment that may result in a further reduction. However, there is no assurance that the Company will be successful in its objection. The Company does not believe that the payment of any such deficiency will have a material adverse effect on its financial position or results of operations or cash flows.

10. STOCKHOLDERS' EQUITY

In August 1999, the Company loaned $300,000 to its Chief Executive Officer, pursuant to a secured promissory note, for the exercise of a stock option which was to expire. The note, which bore interest at a rate of 6.77% per annum, payable annually in arrears, was due August 23, 2004 and was secured by a pledge of 16,552 shares of common stock of the Company. In April 2000, the Company loaned $250,000 to its Chief Executive Officer, pursuant to a collateralized promissory note. The note, which bore interest at a rate of 6.94%, payable annually in arrears, was due April 5, 2005 and was collateralized by 25,641 shares of common stock of the Company. On July 15, 2002, the Company's Chief Executive Officer repaid both notes in full.

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended September 30, 2002 increased approximately 3% to $26.3 million as compared to total revenues of $25.6 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, total revenues were $77.7 million, 9% greater than total revenues of $71.2 million for the same period in 2001.

Service revenues increased by 13% and were $19.8 million for the three months ended September 30, 2002 as compared to $17.6 million for the same period in 2001. For the nine months ended September 30, 2002, services revenues rose by 14% to $57.5 million from $50.3 million for the first nine months of 2001. In accordance with the Company's service business strategy, service revenues continue to grow as a percentage of the Company's total revenue and represent 74% of the Company's year to date total revenues as compared to 71% of total revenues for the nine months ended September 30, 2001. Overall, the Company achieved a 7% increase in its monitored subscriber base to 362,000 subscribers as of September 30, 2002 from 340,000 as of September 30, 2001. The Company's ability to sustain the current level of service revenue growth depends on its ability to continue to make improvements in service delivery, expand the market for its personal response services, convert community hospital programs to services provided by the Company and increase its focus on referral development. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly will be factors in meeting this goal.

Net product revenues for the third quarter of 2002 decreased by 20% to $6.2 million as compared to the third quarter of 2001 at $7.7 million. For the nine months ended September 30, 2002, net product revenues were $19.2 million, a decrease of approximately 3% from $19.9 million for the same period in 2001. The majority of the decrease in the quarter was the result of strong sales in the third quarter of 2001 of the Company's site-monitoring platform for those customers who perform their own monitoring at their local facilities, which represented approximately $1.3 million of total product sales during that period as compared to approximately $163,000 for the third quarter of 2002. The Company has been anticipating a decline in sales of its site-monitoring platform. With a finite number of customers for this product, the Company believes that equipment sales for the year ended December 31, 2002 will be lower than 2001. The Company also continues to believe that equipment sales may remain flat or decline in periods subsequent to 2002 as it has experienced little or no growth in sales of its home communicators since it began providing subscribers with the Lifeline service under its Business Management Services ("BMS") program, which includes monitoring and the use of Company-owned home communicators for a single fee. During 2002, the Company launched its new Senior Living initiative, under which it will seek to develop alliances with senior living facilities to provide them with a cost-effective and distinctive emergency call system to appeal to residents and their families. As a result of this initiative, the Company believes that sales of residence response systems to these facilities may mitigate some of the expected decline in product revenue in periods subsequent to 2002.

For the three months ended September 30, 2002, finance and rental income, representing revenue earned from the Company's portfolio of sales-type leases, remained consistent with the third quarter of 2001. For the nine months ended September 30, 2002, however, finance and rental income decreased approximately 4% to $987,000 from $1.0 million for the same period in 2001. With the Company's focus on its service offerings it expects finance income to decline in future periods because such income is directly related to product sales.

Total recurring revenues, consisting of service revenues and finance and rental income, increased 13% for the three months ended September 30, 2002 to $20.2 million from $17.9 million for the same period in 2001. For the nine months ended September 30, 2002, total recurring revenues increased 14% to $58.5 million from $51.4 million for the nine months ended September 30, 2001. Recurring revenues represented 77% and 75% of total revenue for the three and nine months ended September 30, 2002, respectively, as compared to 70% and 72% for the respective three and nine month periods in 2001. With the Company's continued focus on its service offerings, and its anticipated decline in product revenue, it expects its recurring revenues to continue to increase as a percentage of total revenues in future periods.

Cost of services, as a percentage of service revenues, improved to 56% and 57%, respectively for the three and nine months ended September 30, 2002 as compared to 61% for the three and nine months ended September 30, 2001. Even though on a dollar basis, cost of services increased by approximately $1.9 million for the nine months ended September 30, 2002 as compared to the first nine months of 2001 due to the growth in the number of subscribers serviced under the Company's BMS program, the percentage improvement is directly in line with the Company's goal of making its service offerings more profitable with productivity improvements, leveraging the capabilities of its investment in the CareSystem monitoring platform and effective pricing.

The Company adopted SFAS 142 in January 2002, which requires, among other things, the discontinuance of goodwill amortization. As a result, the Company did not record approximately $243,000 and $679,000 of goodwill amortization expense for the three and nine-month periods ended September 30, 2002. The Company believes that the adoption of SFAS 142 will result in an additional 1% improvement to service margins in calendar year 2002 as compared to 2001 as a result of the exclusion of nearly $926,000 of goodwill amortization expense.

Cost of sales, as a percentage of net product sales, was 28% for the three months ended September 30, 2002 as compared to 34% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, cost of sales, as a percentage of net product sales, improved to 31% as compared to 33% for the same period in 2001. The considerable improvement during the quarter is a direct result of the significant amount of sales of the Company's site-monitored platform in the third quarter of 2001 which has a cost that is higher as a percentage of revenue than the cost of the

Company's home communicators. Also, the efficiencies created in the third quarter of 2002 associated with the Company producing its own product offset the increased manufacturing costs that it had experienced during the first half of 2002 as it has been transitioning from outsourcing its manufacturing to in house assembly and production. The Company expected these higher costs to be non-recurring and therefore anticipates cost of sales for 2002 as a percentage of net product sales to be better than or relatively consistent with results achieved in 2001.

Selling, general and administrative ("SG&A") expenses as a percentage of total revenues were 36% for the third quarter of 2002 as compared to 34% for the third quarter of 2001. For the nine months ended September 30, 2002, SG&A expenses were 37% of total revenues as compared to 36% for the same period in 2001. On a dollar basis, SG&A expenditures increased $3.2 million to $28.5 million for the nine months ended September 30, 2002 from $25.3 million for the same period in 2001. The Company is incurring costs associated with its new senior living initiative launched in the beginning of 2002. It has also been experiencing start-up costs associated with new marketing and business initiatives coupled with information technology costs associated with these initiatives. The Company believes that SG&A expenses will increase as a percentage of revenue for calendar year 2002 as it continues with these business initiatives.

Research and development expenses were nearly 2% of total revenues for the three and nine months ended September 30, 2002 and 2001. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level for the remainder of 2002.

The Company's effective tax rate was 40% for the three and nine months ended September 30, 2002 as compared to 32% and 37%, respectively, for the same periods in 2001. The lower effective tax rates in 2001 were due to the benefit of recording a previously disclosed tax credit earned under a Tax Increment Finance ("TIF") agreement with the town of Framingham, Massachusetts. The Company believes it will continue to receive additional ongoing tax credits under the TIF agreement during the remaining years of its corporate headquarters lease, which should allow it to maintain an effective tax rate of approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002, the Company's portfolio of cash and cash equivalents increased approximately $1.8 million to $7.5 million at September 30, 2002 from $5.7 million at December 31, 2001. The majority of the increase is a direct result of profitable operations of $13.3 million coupled with a net decrease in its accounts receivable portfolio of $1.5 million, proceeds from stock option exercises of $1.6 million and an increase in its accounts payable and accrued expenses of $3.1 million, primarily as a result of the timing of expenditures related to its business and marketing initiatives. During 2002, the Company took advantage of its overall improvement in cash flow to pay off approximately $7.0 million in debt and outstanding capital lease obligations, which offset some of the increase. The Company also purchased property and equipment of $5.8 million and paid in cash approximately $1.6 million for acquisitions of distributors of the Company's personal response products and services. The Company also experienced a net inventory increase of approximately $2.1 million as it fulfilled its obligation to purchase certain amounts of inventory in accordance with the termination provisions of its contract with an outside electronics product manufacturer as well as for support of its manufacturing site at its corporate location to minimize the risk of supply interruption as it completes the transition from outsourced manufacturing to internal manufacturing.

As noted above, as of June 30, 2002, the Company paid off substantially all of its capital lease obligations associated with existing Master Lease Agreements. The Company is currently in the process of finalizing a new Master Lease Agreement for potential future capital purchases, but expects to have sufficient operating cash flow in the near term for its budgeted capital purchases without the proceeds of a new leasing facility.

In August 2002, the Company entered into a $15.0 million Revolving Credit Agreement. The agreement has two components, the first of which is the ability to obtain a Revolving Credit Loan with an interest rate based on the London Interbank Offered Rate (LIBOR). The second component is the ability to obtain a Revolving Credit Loan with an interest rate based on the lender's prime interest rate. The Company has the option to elect to convert any outstanding Revolving Credit Loan to a Revolving Credit Loan of the other type. The agreement contains several covenants, including the Company maintaining certain levels of financial performance. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and an operating cash flow to total debt service ratio of no less than 1.75 to 1.0. In addition, there are certain negative covenants that include restrictions on the disposition of the Company's assets, restrictions on the Company's capacity to obtain additional debt financing, and restrictions on its investment portfolio. This Revolving Credit Agreement matures in August 2005 and as of September 30, 2002 the Company did not have any debt outstanding under this line.

The following summarizes the Company's existing contractual obligations at September 30, 2002 and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(Dollars in thousands)

                                 2002           2003         2004            2005         2006      Thereafter (1)
                                 ----           ----         ----            ----         ----      --------------
Contractual
Obligations (2):

Capital leases                 $  157         $  100       $    6               -            -                   -

Operating leases                1,287          1,390        1,522          $1,462       $1,367              $9,166
                           -----------------------------------------------------------------------------------------

Total Obligations              $1,444         $1,490       $1,528          $1,462       $1,367              $9,166
                           =========================================================================================

     (1) The majority of this amount represents contractual obligations on the Company's corporate facility lease through the year 2013 and its second U.S. call center through 2012.
     (2) The table does not include the new line of credit, for up to $15 million, with respect to which no amounts were outstanding at September 30, 2002.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and the availability from time to time under its new line of credit. The Company expects these sources will be sufficient to finance the cash needs of the Company through the next twelve months. This includes the continued investment in its response center platform, the requirements of its internally funded lease financing program, any future potential acquisitions and other investments in support of its current business. The Company may from time to time consider potential strategic acquisitions that may not be able to be financed through these sources. In such an event, the Company may consider appropriate alternative financing vehicles.

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

NEWLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company adopted SFAS 142 in January 2002, and as a result did not record approximately $679,000 of goodwill amortization expense for the first nine months of 2002. The Company believes that the adoption of SFAS 142 will result in an additional 1% improvement to service margins in calendar year 2002 as compared to 2001 as a result of the exclusion of nearly $926,000 of goodwill amortization expense. The Company performed a transitional impairment test as required by SFAS 142 and determined that there were no goodwill or intangible asset impairment losses that should be recognized. The Company also determined that no reclassifications between goodwill and intangible assets were required.

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

In 2002 the Company has transitioned to once again supporting a manufacturing site at its corporate location to assemble its personal response equipment. In connection with this, the Company ended its outsourcing arrangement with an outside electronics product manufacturer. The Company has not supported a manufacturing site for the past two years and as a result there can be no assurance that the transition from outsourced manufacturing to internal manufacturing for its personal response equipment will not have a material adverse effect on its results of operations or that the Company will not experience difficulties in successfully transitioning the assembly process of its personal response equipment to its corporate location. There also can be no assurance that the decision to assemble its equipment will result in the anticipated cost containment or that the Company will maintain cost of sales at a relatively consistent percentage of product sales in 2002. This could have a material adverse effect on the Company's business, financial condition, or results of operations. The Company's results are partially dependent on its ability to develop services and products that keep pace with continuing technological changes, evolving industry standards, changing subscriber preferences and new service and product introductions by the Company's competitors. There can be no assurance that services, products or technologies developed by others will not render Lifeline's services or products noncompetitive or obsolete.

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

The Company's monitoring operations are concentrated principally in its corporate headquarters facility. Although the Company believes that it has constructed safeguards to protect against system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, weather or other similar events or for any other reason, could have a material adverse effect on the Company's business, financial condition, or results of operations. In order to mitigate any potential negative effect of a disruption of service, the Company recently signed a lease for a second U.S. call center. The Company expects to occupy the new facility in 2003. There can be no assurance, however, that the Company will meet the intended date of occupation, that costs incurred in connection with the start-up of the new facility will not have a material adverse effect on the Company's business, financial condition or results of operations, or that the second call center, which is located within one mile of the Company's headquarters, will not be affected by the same disruption that affects the corporate headquarters facility.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at September 30, 2002. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company's balance sheet periodically includes an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. The Company has the ability to obtain a Revolving Credit Loan with an interest rate based on the London Interbank Offered Rate (LIBOR) or a Revolving Credit Loan with an interest rate based on the lender's prime interest rate. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. As of September 30, 2002, the Company did not have any outstanding balances associated with its credit facility and therefore its consolidated financial position, results of operations or cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company's Canadian subsidiary into the reporting currency (U.S. Dollar). As such, the Company's exposure to changes in Canadian exchange rates could impact the Company's consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of September 30, 2002 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates should not materially affect the Company's consolidated financial position, results of operations or cash flows. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for its services/products.

ITEM 4.  CONTROLS AND PROCEDURES

     1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     2. Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K - The Company filed a report on Form 8-K on July 12, 2002 reporting under Item 5 thereof, an amendment to the Company's Rights Agreement and an agreement with a stockholder, and on August 21, 2002 reporting under Item 5 thereof, the appointment of a new rights agent under its Rights Agreement.

     (b) Exhibits - The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page 25 hereof

                             LIFELINE SYSTEMS, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2002                    LIFELINE SYSTEMS, INC.
-----------------                    ----------------------
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

                                 CERTIFICATIONS

I, Ronald Feinstein, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Lifeline Systems, Inc.

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002               /s/ Ronald Feinstein
                                       --------------------
                                       Ronald Feinstein
                                       Chief Executive Officer

                                 CERTIFICATIONS

I, Dennis M. Hurley, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Lifeline Systems, Inc.

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002                   /s/ Dennis M. Hurley
                                           --------------------
                                           Dennis M. Hurley
                                           Senior Vice President of Finance and
                                           Administration, Principal Financial
                                           and Accounting Officer

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

Exhibit No.   Exhibit                                 SEC Document Reference
-----------   -------                                 ----------------------

10.1          Revolving Credit Agreement between
               Registrant and Citizens Bank of
               Massachusetts Dated August 28, 2002