Form 10-K
period 2002-12-31
LIFELINE SYSTEMS INC
filed 2003-03-27
CIK 720195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

Commission File Number 0-13617

LIFELINE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2537528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Lawrence Street, Framingham, Massachusetts	01702-8156
(Address of principal executive offices)	(Zip Code)

(508) 988-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common stock $0.02 par value

(Title of Class)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer    Yes  ☒    No  ☐

As of February 28, 2003, 6,489,472 shares of the Registrant’s Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates of the Registrant (based on the closing price for the common stock in the Nasdaq National Market on June 28, 2002) was approximately $148,000,000.

Exhibit index is located on pages 56 through 59 of this Report.

PART I

ITEM 1. Business

General

Lifeline Systems, Inc. (the “Company”) provides 24-hour personal response monitoring services to its subscribers, primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals. These subscribers communicate with the Company through products it designs, assembles and markets, consisting principally of a communicator which connects to the telephone line in the subscriber’s home and a personal help button, which is worn or carried by the individual subscriber and which, when activated, initiates a telephone call from the subscriber’s communicator to the Company’s central monitoring facilities. The Company believes it is a major provider of these services since as of December 31, 2002 it was monitoring approximately 366,000 subscribers on its own central monitoring call center platforms with approximately an additional 150,000 subscribers monitored by customers on platforms at customer locations.

Business Developments

During 2002, the Company paid in cash approximately $2.0 million for acquisitions of distributors of the Company’s personal response products and services. The results of the acquired businesses have been included in the Company’s consolidated financial statements from the dates of acquisition with no material effect on the Company’s results of operations for the year ended December 31, 2002. The Company anticipates finalizing the purchase accounting associated with these acquisitions in connection with its financial results for the first quarter of 2003 and does not anticipate any material effect to its balance sheet or results of operations.

After a brief period during which the Company outsourced all manufacturing and assembly operations, the Company is once again supporting a manufacturing site at its corporate location to assemble its personal response equipment. The Company believes that the decision to support a manufacturing assembly process for its equipment will result in improved cost containment and high quality.

The Company recently signed a ten-year lease for a second U.S. call center. The Company expects to occupy the new facility in 2003. The new call center is a 29,000 square foot facility in Framingham, Massachusetts. Average annual base rental payments under the lease approximate $246,000. The lease contains renewal options at the end of the initial lease term.

Industry Segments

The Company operates in one industry segment. Its operations consist of providing personal response services associated with those products it designs, assembles and markets. Foreign revenues, from Canada, comprised less than 10% of the Company’s total revenues in 2002, and tangible assets in foreign countries (Canada) represent less than 10% of the Company’s total assets as of December 31, 2002.

The Lifeline Service

The Company’s principal offering, called LIFELINE®, consists of a monitoring service utilizing equipment designed, assembled and marketed by the Company. The Company’s monitoring service is a personal response service which provides 24-hour monitoring and personalized support to elderly individuals with medical or age-related conditions and to physically challenged individuals throughout the United States and Canada. Through use of the LIFELINE service, individuals in need of help are able to signal monitoring personnel in one of the Company’s response centers. These trained people identify the nature and extent of the subscriber’s particular need and manage the situation by notifying the subscriber’s friends, neighbors, and/or emergency personnel, as set forth in a predetermined protocol established by the Company. In many situations, this service can also provide social support for elderly individuals who live alone since the Company’s trained monitoring personnel are often contacted through the monitoring equipment by these elders, who utilize the Lifeline service as an important social connection.

The equipment used for the LIFELINE service includes a communicator, which connects to the telephone line in the subscriber’s home, and a personal help button, which is worn or carried by the individual subscriber. When pressed, the personal help button sends a radio signal to the communicator; the communicator automatically dials a response center where monitoring personnel answer the call and dispatch the designated responders, typically a friend or relative of the subscriber and/or emergency service, when help is needed. Most of the time, however, subscribers’ calls do not require Lifeline to dispatch a responder but instead require Lifeline to provide reassurance and support as a result of the subscriber’s isolation or loneliness.

The Company’s primary monitoring center in Framingham, Massachusetts is supported by its proprietary CareSystem call center platform. This call center platform is a specially designed computer and telecommunications hardware and software system used to identify, track and respond to subscriber calls. CareSystem receives incoming signals from subscribers’ communicators, matches and retrieves the appropriate subscriber data records from a central database, and routes both the call and the data record to monitoring personnel in the Lifeline Call Center. The second U.S. call center currently under development, also in Framingham, will have the capability of providing call center redundancy by utilizing the CareSystem platform.

To provide its services, the Company develops relationships with hospitals or other healthcare providers (“customers”) who establish a Lifeline program generally for the benefit of at-risk individuals in their coverage area (“subscribers”) or with respect to senior living facilities in their coverage area, for the benefit of their residents. The type of Lifeline program established by the customer determines the type of relationship that the Company has with these customers. The programs offered by Lifeline consist of the following:

a.	Site monitored program –customers offering site-monitored programs locally provide their own monitoring services to a subscriber by purchasing monitoring equipment from the Company. Subscribers in need of help are able to signal monitoring personnel at the customer’s facility. With this type of Lifeline program the customer purchases monitoring equipment (installed at the customer’s facility) and home communicators (installed in the subscribers’ homes) from the Company and maintains all responsibilities for the operation of the program. The customer bills its subscribers for the monitoring services and home communicators it is providing.

b.	Lifeline Monitoring Services (“LMS”)—with this type of Lifeline program, the customer outsources the monitoring activity to a Lifeline Call Center to service their subscribers but generally retains other responsibilities for the operation of the program. The customer purchases from the Company the home communicators it provides to its subscribers. The Company charges the customer a monthly per-subscriber fee for the monitoring service that the Company is providing. The sale by the Company to the customer of the home communicators is not tied to the monitoring agreement as the customer makes the determination when to purchase home communicators. The customer typically purchases home communicators to place in its own inventory and then disperses the communicators as it acquires subscribers who need the service. The customer is under no contract that would require it to purchase product. The customer bills the subscriber for the home communicators it has placed in the subscriber’s home and for the monitoring services provided by the Company.

c.	Product and Service Fee (“PSF”)—this Lifeline program is designed for customers who want a convenient way to offer the Lifeline service but do not have the funds available to purchase home communicators. Rather than purchasing home communicators, the customer orders home communicators as needed and pays Lifeline a monthly service fee for communicators in their possession. The customer also outsources the monitoring activity to a Lifeline Call Center to service their subscribers but generally retains other responsibilities for the operation of the program. The customer bills the subscriber for the home communicators it has placed in the subscriber’s home and for the monitoring services provided by the Company. The Company charges the customer a monthly per-subscriber fee for the monitoring service that the Company is providing.

d.	Business Management Services (“BMS”)—for customers who choose this type of Lifeline program, the Company provides a comprehensive set of monitoring and business support services that effectively reduce the customer’s program management and administrative responsibilities associated with offering the Lifeline service. The program is designed to meet the needs of customers that would like to make a Lifeline program available to individuals in their coverage area but which do not have the resources or the desire to themselves provide all the activities related to providing the Lifeline service in their community. The Company handles day-to-day administrative tasks for the Lifeline service including managing referrals, inquiries, service order intake, service installation, ongoing customer service and billing to support the needs of the customer. The Company directly provides its customers’ subscribers with a comprehensive service offering, which includes monitoring and the use of Company-owned home communicators for a single fee, and the Company bills the subscriber on a monthly basis for this service. The BMS service does not involve the sale by the Company of products to its customers or to subscribers.

Customers

The Company primarily markets its services and products to hospitals, senior living facilities and other service providers in a variety of healthcare related fields. Hospitals, however, have historically been the Company’s primary market. The Company believes that hospitals offer Lifeline’s services and products to capture revenues from the sale of the service for the communities they serve, enhance community relations, and/or contain healthcare costs by facilitating early discharge from the hospital, reducing the need for nursing home care and thereby allowing subscribers to remain in their own homes.

Sales and Marketing

The Company sells its services and products through its sales organization in the United States and Canada.

In support of the sales effort, the Company’s sales professionals assist customers in developing a marketing plan for the Lifeline program, monitoring progress against that plan, and providing training to the customer’s staff on the management of their local Lifeline program. Programs’ marketing plans typically address the introduction of Lifeline’s services to the prospective customer’s key decision makers; and the development of local referral networks of elder care and other service organizations to position the LIFELINE service as part of a continued care plan. Lifeline personnel also provide continuing operational support, ongoing consultation, and program evaluations.

Source of Raw Materials

During the third quarter of 2002 the Company resumed supporting a manufacturing site at its corporate location to assemble its personal response equipment and ended its outsourcing arrangement with an outside electronics product manufacturer. The Company had historically maintained in-house manufacturing assembly operations until 1999, when it entered into an outsourcing arrangement with this manufacturer. The Company currently purchases components from a variety of qualified vendors to provide maximum flexibility and ensure adequate sources of supply. There can be no assurance however, that these vendors will not incur delays in providing the necessary components for the Company as a result of process difficulties, component shortages or for other reasons. Any such delay could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Patents, Licenses and Trademarks

The Company considers its proprietary know-how with respect to the development and marketing of its personal response services and products to be a valuable asset. Due to rapid technological changes that characterize the industry, the Company believes that continued development of new services and products, the improvement of existing services and products, and patent and license protection are important in maintaining a competitive advantage.

Although the Company owns numerous patents and patent applications in the United States and Canada, the Company does not believe that its business as a whole is or will be materially dependent upon the protection afforded by its patents.

The Company’s LIFELINE trademark and servicemark are registered at the United States Patent and Trademark Office and in most states and some foreign countries. The Company also has a number of other trademarks.

Research and Development

Research and development efforts are geared towards enhancing and augmenting the Company’s products and services. Research and development expenses were $1,642,000, $1,610,000, and $1,515,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Backlog/Seasonality

Because of the nature of the Company’s products, the Company endeavors to minimize the time that elapses from the receipt of a purchase order to the date of delivery of the products. Accordingly, the Company’s backlog as of the end of any period represents only a small portion of the Company’s expected sales for the succeeding period and is not significant in understanding the Company’s business. The Company does not believe that the industry in which it operates is seasonal.

Government Regulation

The Company’s products are registered with the Federal Communication Commission (“FCC”) and comply with FCC regulations pertaining to radio frequency devices (Part 15) connected to the telephone system (Part 68). The Company has also received registrations of equipment from Canadian agencies. As new models are developed, they are submitted to appropriate agencies as required.

The Company has registered its communicator products with the United States Food and Drug Administration.

None of the Company’s business is subject to re-negotiation of profits or termination of contract at the election of the government, nor is it impacted by any existing environmental laws.

Competition

The Company believes that it is a major provider of personal response services and products since as of December 31, 2002 it was monitoring approximately 366,000 subscribers on its own central monitoring call center platforms with approximately an additional 150,000 subscribers monitored by customers on platforms at customer locations. Other companies offer services and products competitive with those offered by the Company. These companies offer personal response services on a regional or national basis through both healthcare providers and directly to the subscribers themselves.

The Company believes that the competitive factors its customers consider when choosing a personal response service are the high quality of service and product performance and reliability; customer support and service; price; and reputation and experience in the industry. The Company believes it competes favorably with respect to these factors.

Employees

As of February 28, 2003 the Company employed approximately 795 full-time and 85 part-time employees. None of the Company’s employees is represented by a collective bargaining unit, and the Company believes its relations with its employees are good.

ITEM 2. Properties

The Company is party to a fifteen-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters, including its U.S. based monitoring operations. Average annual base rental payments under the lease approximate $941,000. The initial lease term expires in 2013. The Company has two five-year renewal options contained within the lease.

The Company is party to a ten-year lease to occupy up to 29,000 square feet of a facility in Framingham, Massachusetts for its second U.S. call center. Average annual base rental payments under the lease approximate $246,000. The initial lease term expires in 2012 and the Company has two five-year renewal options contained within the lease.

The Company also leases facilities in other locations to support its corporate, field and Canadian operations.

ITEM 3. Legal Proceedings

The Company is not party to any material litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of March 24, 2003:

Name	Position	Age
L. Dennis Shapiro	Chairman of the Board	69
Ronald Feinstein	President, Chief Executive Officer and Director	56
Dennis M. Hurley	Senior Vice President, Finance, Chief Financial Officer, Treasurer	56
Richard M. Reich	Senior Vice President and Chief Information Officer	56
Donald G. Strange	Senior Vice President, Sales	56
Ellen R. Berezin	Vice President, Human Resources	53
Mark G. Beucler	Vice President, Finance, Corporate Controller	37
Edward M. Bolesky	Senior Vice President, Customer Care	57
Leonard E. Wechsler	Vice President and President, Lifeline Canada	46
Jeffrey A. Stein	Clerk	44

L. Dennis Shapiro, Chairman of the Board, has served the Company in this capacity since 1978, and at various times has served as President and Chief Financial Officer.

Ronald Feinstein became an employee of the Company in September 1992 and became Executive Vice President and Chief Operating Officer in August 1992. He was appointed President and Chief Executive Officer in January 1993. Mr. Feinstein has served as a director of the Company since 1985.

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

Mark G. Beucler joined the Company in April 2002 as Vice President, Finance, Corporate Controller. From August 2001 to March 2002 he was Interim Chief Financial Officer for Andover Consulting, LLP. From September 2000 to August 2001 he was Senior Vice President, Corporate Controller for Thomson Financial, a multinational software, consulting and electronic publisher of financial information. Mr. Beucler worked for Primark Corporation, a multinational software, consulting and electronic publisher of financial information, where he most recently held the position of Corporate Controller, from June 1997 to September 2000 when Primark Corporation was acquired by Thomson Financial. From June 1988 to April 1995 Mr. Beucler worked for Deloitte & Touche LLP where he earned the position of audit manager.

Edward M. Bolesky has been Senior Vice President, Customer Care since joining the Company in May 2002. Prior to joining the Company, Mr. Bolesky worked for 20 years at New England Business Service, Inc. (“NEBS”), an international direct marketing and manufacturing organization serving small business customers with printed checks and forms, personalized apparel, retail and shipping supplies and payroll services. Mr. Bolesky held a variety of positions at NEBS, most recently as Senior Vice President/President-NEBS Direct Marketing.

Leonard E. Wechsler is Vice President and President, Lifeline Systems, Canada. He joined the Company in July 1996 as President, Lifeline Systems Canada when the Company purchased CareTel, Inc. CareTel provided monitoring services similar to those offered by the Company.

Jeffrey A. Stein has been the Clerk of the Company since February 2000. Mr. Stein has been a partner of the law firm of Hale and Dorr LLP since 1994, which has been general counsel to the Company since 1976.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Quarterly Market Information and Related Matters

The Company’s common stock is traded on the Nasdaq Stock Market under the symbol “LIFE.”

On February 28, 2003, the Company had 445 registered shareholders.

The table below reflects the high and low sales prices for 2002 and 2001.

		High	Low
2002	First Quarter	$26.25	$21.00
	Second Quarter	29.90	22.10
	Third Quarter	27.31	20.78
	Fourth Quarter	23.00	18.75

2001	First Quarter	$16.44	$11.88
	Second Quarter	20.10	14.19
	Third Quarter	20.50	18.40
	Fourth Quarter	23.93	18.35

During the periods presented, the Company has not paid or declared any cash dividends on its common stock. While the payment of dividends is within the discretion of the Company’s Board of Directors, the Company presently expects to retain all of its earnings for use in financing the future growth of the Company.

ITEM 6. Selected Financial Data

(In thousands, except per share data)	Years Ended December 31,
	2002	2001	2000	1999	1998

OPERATING RESULTS

Total revenues	$105,008	$96,560	$81,489	$70,792	$64,884

Income from operations	13,571	10,561	5,031	3,190	9,513

Income before income taxes	13,550	10,223	5,304	4,176	9,976

Net income	8,130	6,320	3,185	2,506	5,986

Net income per share, diluted	$1.21	$0.98	$0.51	$0.40	$0.95

Diluted weighted average shares outstanding	6,725	6,481	6,223	6,299	6,309

FINANCIAL POSITION 1

	December 31,
	2002	2001	2000	1999	1998

Working capital	$19,548	$15,018	$9,994	$10,069	$13,026

Total assets	83,660	76,989	64,528	57,385	52,504

Long-term obligations[2]	6	5,000	2,701	3,354	11

Stockholders’ equity	62,793	52,209	43,385	39,739	36,291

[1]	There were no cash dividends paid or declared during any of the periods presented.

[2]	Excludes current portion of long-term obligations.

ITEM	7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This and other reports, proxy statements, and other communications to stockholders, as well as oral statements by the Company’s officers or its agents, may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, with respect to, among other things, the Company’s future revenues, operating income, or earnings per share. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of factors of which the Company is aware that may cause the Company’s actual results to vary materially from those forecast or projected in any such forward-looking statement. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.” The Company’s failure to successfully address any of these factors could have a material adverse effect on the Company’s future results of operations.

RESULTS OF OPERATIONS

2002 Compared with 2001

Total revenues for the year ended December 31, 2002 increased approximately 9% to $105.0 million, from $96.6 million recorded in 2001.

The Company’s focus on increasing service revenues continues to provide positive results as service revenues increased by just over 14% to $78.0 million for the year ended December 31, 2002 compared to $68.2 million for the prior year and represents over 74% of the Company’s total 2002 revenues, compared to 71% in 2001. The Company continues to experience effective yields on its pricing strategies and grew its monitored subscriber base by approximately 6% to 366,000 subscribers at December 31, 2002 from 345,000 subscribers at December 31, 2001. The Company’s ability to sustain the current level of service revenue growth depends on its ability to continue to make improvements in service delivery, expand the market for its personal response services, convert community hospital programs to services provided by the Company and increase its focus on referral development. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly will be factors in meeting this objective.

Net product revenues decreased by 5% to $25.6 million for 2002, from $27.0 million in 2001. The majority of the decrease for 2002 was the result of strong sales in 2001 of the Company’s site-monitoring platform for those customers who perform their own monitoring at their local facilities, which represented approximately $2.8 million of total product sales during that year as compared to approximately $1.4 million for 2002. The Company had been anticipating a decline in sales of its site-monitoring platform since it has a finite number of customers for this product. The Company also believes that equipment sales may continue to remain flat or decline in periods subsequent to 2002 as it has experienced little or no growth in sales of its home communicators since it began providing subscribers with the Lifeline service under its Business Management Services (“BMS”) program, which includes monitoring and the use of Company-owned home communicators for a single service fee. During 2002, the Company launched its new Senior Living initiative, under which it will seek to develop alliances with senior living facilities to provide them with a cost-effective and distinctive emergency call system to appeal to residents and their families. As a result of this initiative, the Company believes that sales of residence response systems to these facilities may mitigate some of the otherwise expected decline in product revenue in periods subsequent to 2002.

Finance and rental income, representing income earned from the Company’s portfolio of sales-type leases remained consistent at $1.4 million for the years ended December 31, 2002 and 2001. With the Company’s focus on its service offerings it expects finance income to decline in future periods because such income is directly related to product sales.

Cost of services, as a percentage of service revenues, improved 5% to 56% for the year ended December 31, 2002 from 61% for the year ended December 31, 2001. On a dollar basis, cost of services increased by approximately $2.2 million for the year ended December 31, 2002 as compared to the prior year as a result of the growth in the number of subscribers serviced under the Company’s BMS program. However, the percentage improvement is directly in line with the Company’s goal of making its service offerings more profitable through productivity and pricing, faster response times, and improved efficiency of subscriber enrollment.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” in January 2002, which requires, among other things, the discontinuance of goodwill amortization. As a result, the Company did not record approximately $837,000 of goodwill amortization expense for the year ended December 31, 2002 which resulted in an additional 1% improvement to service margins in 2002 as compared to 2001.

For the year ended December 31, 2002 cost of product sales, as a percentage of net product sales, was 32% as compared to 33% in 2001. The improvement in 2002 is directly related to the significant amount of sales of the Company’s site-monitored platform in 2001 which has a cost that is higher as a percentage of revenue than the cost of the Company’s home communicators. The Company believes that an increase in sales for its senior living initiative in 2003 will result in a slight increase in cost of product sales, as a percentage of net product sales in that year, as the emergency call system sold to senior living customers also has a cost which is higher as a percentage of revenues than the cost of the Company’s communicators.

Selling, general and administrative expenses (“SG&A”) as a percentage of total revenues were 36% for the year ended December 31, 2002 as compared to 35% for the year ended December 31, 2001. On a dollar basis, SG&A expenditures increased $3.9 million to $37.8 million for the year ended December 31, 2002 from $33.9 million for the same period in 2001. The Company incurred increased costs associated with its new senior living initiative which was launched in the beginning of 2002. It also experienced start-up costs associated with new marketing and business initiatives coupled with information technology costs associated with these initiatives. During 2002, the Company also experienced the impact of increases in insurance and healthcare benefit costs as compared to 2001. Approximately $0.5 million of additional costs associated with the erroneous low-battery signals in some of the Company’s personal help buttons (See Note I) were incurred in 2002 and charged to SG&A. Any additional costs associated with this issue will be charged to SG&A. The Company expects that SG&A expenses, as a percentage of total revenues will remain relatively consistent in 2003 as compared to 2002 as it continues with its business initiatives.

Research and development expenses represented 2% of total revenues in 2002 and 2001. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level.

The Company’s effective tax rate was 40% for the year ended December 31, 2002 as compared to 38% for the same period in 2001. The lower effective tax rate in 2001 was due to the benefit of recording a previously disclosed tax credit earned under a Tax Increment Finance (“TIF”) agreement with the town of Framingham, Massachusetts. The Company believes it will continue to receive additional ongoing tax credits under the TIF agreement during the remaining years of its corporate headquarters lease, which should allow it to maintain an effective tax rate of approximately 40%.

The Company has recently been audited by Revenue Canada asserting deficiencies in goods and services tax and sales tax for the Company’s 1993 to 1999 tax years. On March 26, 2002, the Company received a proposed tax assessment (which included penalties and interest) of CAN$1,050,000 (approximately US$668,000 based on current exchange rates at December 31, 2002). In October 2002, the Company received a reduced assessment of CAN$523,000 (approximately US$333,000 based on current exchange rates at December 31, 2002), which the Company paid. Approximately CAN$94,000 (approximately US$62,000 based on current exchange rates at February 28, 2003) of this assessment has been recovered from customers. The Company has filed an objection to the re-assessment that may result in a further reduction. However, there is no assurance that the Company will be successful in its objection.

2001 Compared with 2000

Total revenues for the year ended December 31, 2001 were $96.6 million, an increase of 18% compared with the $81.5 million recorded in 2000.

Service revenues increased by 21% to $68.2 million for the year ended December 31, 2001 compared to $56.2 million for the prior year. Service revenues comprised 71% of the Company’s total 2001 revenues, compared to 69% in 2000. This growth was a result of a variety of factors. The Company introduced a price increase for its monitoring services in 2001 that resulted in higher average revenue per subscriber in 2001 as compared to 2000. The increase in service revenues and subscribers was also due in part to the acquisition of certain assets of SOS Industries, Inc. Overall, the Company achieved a 10% increase in its monitored subscriber base, of which approximately 9,500 subscribers were the result of the SOS acquisition. The Company was monitoring approximately 345,000 subscribers at the end of the year as compared to 313,000 subscribers monitored at December 31, 2000. The Company believes that the growth in the number of subscribers in 2001 was negatively impacted by the previously disclosed battery-related issue in some of its personal help buttons.

The service recovery efforts undertaken by the Company to resolve the issues it faced in the second half of 1999 that impacted its service revenue growth during 2000 resulted in significant service improvements in 2001 which enabled the Company to put its focus back on service revenue growth in 2001. These service recovery efforts included increasing call center staffing and training to improve response time consistency, improvements within the Company’s customer administration and data entry departments, and increasing information technology resources to facilitate the resolution of technical issues that may occur with the CareSystem platform.

Net product revenues improved 13% to $27.0 million for 2001, from $23.9 million in 2000. The majority of the increase in 2001 was the result of the launch of a newly developed site-monitoring platform for those customers who perform their own monitoring at their local facilities.

Finance and rental income, representing income earned from the Company’s portfolio of sales-type leases, declined 4% to just under $1.4 million for the year ended December 31, 2001.

Cost of services, as a percentage of service revenues, was 61% for the year ended December 31, 2001 as compared to 65% for the year ended December 31, 2000, an improvement of 4%. The improvement was directly associated with the Company’s goal of making its service offerings more profitable and was attributed to productivity improvements and effective pricing strategies. On a dollar basis, cost of services increased $5.0 million over 2000, due to a variety of reasons. The Company incurred higher amortization of goodwill along with associated operational costs in 2001 as a result of the purchase of certain assets of SOS Industries, Inc. in April 2001 and the full year effect of the purchase of the Argus Emergency Medical Division of Microtec Enterprises, Inc. by the Company’s Canadian subsidiary, Lifeline Systems, Canada, in the third quarter of 2000. The growth in the number of subscribers serviced under the Company’s BMS program resulted in an increase in depreciation of the cost of home communicators provided to those subscribers served under this model and also contributed to the increase. The Company also had higher amortization of intangible acquisition costs incurred pursuant to provider agreements entered into with its customers for monitoring and/or business support services the Company provides under the terms of the agreement.

For the years ended December 31, 2001 cost of product sales, as a percentage of net product sales, was 33% as compared to 30% in 2000. Cost of sales was higher as a percentage of net product sales in 2001 due in part to sales of the Company’s new site monitored platform which has a cost that is higher as a percentage of revenue than the cost of the Company’s home communicators. The Company also experienced an increase in sales of its lower margin marketing accessories in 2001 as compared to 2000 as its customers resumed marketing and growing their Lifeline service.

Selling, general and administrative expenses (“SG&A”) as a percentage of total revenues were 35% for the year ended December 31, 2001 and 2000. The Company’s improved 2001 revenue performance and its ability to control its SG&A expenses resulted in consistent SG&A percentages in 2001. The Company’s increased expenditures were primarily attributable to sales and marketing initiatives in 2001 that the Company did not incur during 2000 and increased sales and management bonuses relating to the 2001 achievement of operating performance goals. In 2001, the Company also incurred tax advisory fees associated with obtaining a Tax Increment Finance (“TIF”) agreement, noted below.

Research and development expenses represented 2% of total revenues in 2001 and 2000. Research and development efforts are focused on ongoing product improvements and developments.

The Company’s effective tax rate was 38% for 2001 as compared to 40% in 2000. The reduction in the Company’s effective tax rate was due to a tax credit earned under a TIF agreement with the town of Framingham, Massachusetts, where the Company relocated in 1999. The Company believes it will continue to receive additional ongoing tax credits under the TIF agreement during the 12 remaining years of its corporate headquarters lease. Earnings per share for the year ended December 31, 2001 was positively impacted by this tax credit by approximately $0.03 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2002, the Company’s portfolio of cash and cash equivalents increased $5.3 million to $11.0 million from $5.7 million at December 31, 2001. The majority of the increase is a direct result of cash provided by operating activities of $21.5 million and included improvements in collections of its accounts receivable portfolio amounting to $1.4 million, where the Company experienced a decrease in its days sales outstanding (DSO) to 38 days at December 31, 2002 from 46 days at December 31, 2001 and an increase in its accounts payable and accrued expenses of $1.3 million, primarily as a result of the timing of expenditures related to its business and marketing initiatives. Proceeds from stock option and employee stock purchase plan option exercises of $1.9 million also contributed to the increase. During 2002, the Company took advantage of its overall improvement in cash flow to pay off approximately $7.0 million in debt and outstanding capital lease obligations, which offset some of the increase. The Company also purchased property and equipment of $8.6 million and recorded approximately $3.0 million for acquisitions of distributors of the Company’s personal response products and services. The Company also experienced a net inventory increase of approximately $1.3 million as it fulfilled its obligation to purchase certain amounts of inventory in accordance with the termination provisions of its contract with an outside electronics product manufacturer as well as for support of its manufacturing site at its corporate location to minimize the risk of supply interruption as it completed the transition from outsourced manufacturing to internal manufacturing. Beginning in 2003, the Company anticipates its inventory balance will begin to decline as it completes a full year of manufacturing assembly functions at its corporate location.

As noted above, as of June 30, 2002, the Company paid off substantially all of its capital lease obligations associated with existing Master Lease Agreements. The Company expects to finalize a new Master Lease Agreement with its bank during 2003 for potential future capital purchases, but expects to have sufficient operating cash flow in the near term for its budgeted capital purchases without the proceeds of this new leasing facility.

In August 2002, the Company entered into a $15.0 million Revolving Credit Agreement. The agreement has two components, the first of which is the ability to obtain a Revolving Credit Loan with an interest rate based on the London Interbank Offered Rate (LIBOR). The second component is the ability to obtain a Revolving Credit Loan with an interest rate based on the lender’s prime interest rate. The Company has the option to elect to convert any outstanding Revolving Credit Loan to a Revolving Credit Loan of the other type. The agreement contains several covenants, including the Company maintaining certain levels of financial performance. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and an operating cash flow to total debt service ratio of no less than 1.75 to 1.0. In addition, there are certain negative covenants that include restrictions on the disposition of the Company’s assets, restrictions on the Company’s capacity to obtain additional debt financing, and restrictions on its investment portfolio. The agreement also requires the Company to pay a commitment fee calculated at the rate of one quarter of one percent (1/4%) per annum on the average daily amount during each calendar quarter or portion thereof until the Revolving Credit Loan Maturity Date by which the Total Commitment minus the sum of the Maximum Drawing Amount and all Unpaid Reimbursement Obligations exceeds the outstanding amount of Revolving Credit Loans during such calendar quarter. This Revolving Credit Agreement matures in August 2005 and as of December 31, 2002 the Company did not have any debt outstanding under this line.

The following summarizes the Company’s existing contractual obligations as of December 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

	2003	2004	2005	2006	2007	Thereafter (1)
	(Dollars in thousands)

Contractual Obligations (2):

Capital leases	$101	$6	—	—	—	—

Operating leases	1,418	1,548	$1,483	$1,382	$1,315	$7,964

Total Obligations	$1,519	$1,554	$1,483	$1,382	$1,315	$7,964

(1)	The majority of this amount represents contractual obligations on the Company’s corporate facility lease through the year 2013 and its second U.S. call center through 2012.

(2)	The table does not include the new line of credit, for up to $15 million, which matures in August 2005 and with respect to which no amounts were outstanding at December 31, 2002.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and the availability from time to time under its new line of credit. The Company expects these sources will be sufficient to finance the operating cash needs of the Company through the next twelve months. This includes the continued investment in its response center platform, the build out of its second U.S. call monitoring facility, the requirements of its internally funded lease financing program and other investments in support of its current business. The Company may from time to time consider potential strategic acquisitions that may not be able to be financed through these sources. In such an event, the Company may consider appropriate alternative financing vehicles.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has identified the following accounting policies as critical to understanding the preparation of its consolidated financial statements and results of operations.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. It estimates the allowance based upon historical collection experience, analysis of accounts receivable by aging categories and customer credit quality. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and intangible assets

Acquisition accounting requires extensive use of estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values at the date of acquisition. Costs are then allocated to identifiable intangible assets and are generally amortized on a straight-line basis over the estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. The Company is currently in the process of finalizing the acquisition accounting associated with the purchases of distributors of the Company’s personal response products and services for the year ended December 31, 2002, in connection with its financial results for the first quarter of 2003 and is using accounting estimates and judgments and the guidance of an independent valuation expert, of the fair value of these assets and liabilities. Any cost in excess of net asset value (goodwill) will not be subject to amortization in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which the Company adopted in January 2002.

The Company assesses the impairment of goodwill and other intangibles on an annual basis or, along with long-lived assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. It uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether assets are recoverable. Based on the Company’s expectation of future undiscounted net cash flows, an impairment loss would be recorded by writing down the assets to their estimated realizable values. Any resulting impairment loss could have a material adverse effect on the Company’s results of operations.

Inventories

The Company values its inventories at the lower of cost or market, as determined by the first-in, first-out method. It regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory based upon its estimated forecast of product demand. If actual future demand is less than the projections made by management, then additional provisions may be required. In connection with the termination of the Company’s manufacturing outsourcing arrangement in 2002, the Company increased its inventory. The Company believes that substantially all of this additional inventory will be useable in the ordinary course of business.

Warranty

The Company’s products are generally under warranty against defects in material and workmanship. The Company provides an accrual for estimated warranty costs at the time of sale of the related products based upon historical return rates and repair costs at the time of the sale. A significant increase in product return rates could have a material adverse effect on the Company’s results of operations.

NEWLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also required the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company adopted SFAS 142 in January 2002, and as a result did not record approximately $837,000 of goodwill amortization expense for the year ended December 31, 2002 which resulted in an additional 1% improvement to service margins for 2002 as compared to 2001. The Company performed a transitional impairment test as required by SFAS 142 and determined that there were no goodwill or intangible asset impairment losses that should be recognized. The Company also determined that no reclassifications between goodwill and intangible assets were required.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 in January 2002 and it did not have a significant impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial position, results of operations, or cash flows.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity’s performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for reporting periods ending after December 15, 2002. The Company has made the required disclosures in the consolidated financial statements as of December 31, 2002 and is in the process of assessing the impact of FIN 45 recognition and measurement provisions on its consolidated financial statements. The Company does not believe that the adoption of FIN 45 will have a significant impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require these disclosures in interim financial information. The Company continues to account for their stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of SFAS 148 for the year ended December 31, 2002. Additional information related to the Company’s stock option plans is detailed in

Note E of the Notes to the Consolidated Financial Statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

The Company recorded a non-recurring charge of approximately $2.7 million in the third quarter of 2000 for costs it expected to incur to address a previously disclosed battery-related issue, including anticipated material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and support for the cost of installer visits to subscriber homes to replace the button. The Company cannot be certain that the charge it recorded to address this issue will be sufficient to cover all of its associated expenses. Any additional costs associated with this issue will be charged to the Company’s operations in the ordinary course of business and could have a material adverse effect on the Company’s business, financial condition or results of operations.

In 2002, the Company transitioned to once again supporting a manufacturing site at its corporate location to assemble its personal response equipment. In connection with this, the Company ended its outsourcing arrangement with an outside electronics product manufacturer. The Company has not supported a manufacturing site for the past two years and as a result there can be no assurance that the transition from outsourced manufacturing to internal manufacturing for its personal response equipment will not have a material adverse effect on its results of operations. There also can be no assurance that the decision to assemble its equipment will result in the anticipated cost containment or that the Company will maintain cost of sales at a relatively consistent percentage of product sales. This could have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company’s results are partially dependent on its ability to develop services and products that keep pace with continuing technological changes, evolving industry standards, changing subscriber preferences and new service and product introductions by the Company’s competitors. There can be no assurance that services, products or technologies developed by others will not render Lifeline’s services or products noncompetitive or obsolete.

The Company’s revenue growth is partially dependent on its ability to increase the number of subscribers served by its monitoring centers by an amount which exceeds the number of subscribers lost. The Company’s ability to continue to increase service revenue is a key factor in its long-term growth, and there can be no assurance that the Company will be able to do so. The Company’s failure to increase service revenue could have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company’s monitoring operations are concentrated principally in its corporate headquarters facility. Although the Company believes that it has constructed safeguards to protect against system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, weather or other similar events or for any other reason, could have a material adverse effect on the Company’s business, financial condition, or results of operations. In order to mitigate any potential negative effect of a disruption of service, the Company recently signed a lease for a second U.S. call center, which is also located in Framingham, Massachusetts. The Company expects to occupy the new facility in 2003. There can be no assurance, however, that the Company will meet the intended date of occupation, that costs incurred in connection with the start-up of the new facility will not have a material adverse effect on the Company’s business, financial condition or results of operations, or that the second call center, will not be affected by the same disruption that affects the corporate headquarters facility.

The Company believes that its future success will depend in large part upon its ability to attract and retain key personnel. Although the Company believes it is making progress in retaining and recruiting well-trained, highly capable people, there can be no assurance that the Company will continue to be successful in attracting and retaining such personnel.

The Company may expand its operations through the acquisition of additional businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. In addition, acquisitions may involve a number of special risks, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events, contingent liabilities and amortization of acquired intangible assets. There can be no assurance that the acquired businesses, if any, will achieve anticipated revenues or earnings.

Item 7a—Quantitative and Qualitative Disclosures about Market Risk

The Company has considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at December 31, 2002. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company’s balance sheet periodically includes an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. The Company has the ability to obtain a Revolving Credit Loan with an interest rate based on the London Interbank Offered Rate (LIBOR) or a Revolving Credit Loan with an interest rate based on the lender’s prime interest rate. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company’s interest expense. As of December 31, 2002, the Company did not have any outstanding balances associated with its credit facility and therefore its consolidated financial position, results of operations or cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

The Company’s earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company’s Canadian subsidiary into the reporting currency (U.S. Dollar). As such, the Company’s exposure to changes in Canadian exchange rates could impact the Company’s consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of December 31, 2002 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates should not materially affect the Company’s consolidated financial position, results of operations or cash flows. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for its services/products as a result of the currency fluctuations or otherwise.

ITEM 8. Financial Statements and Supplementary Data

		Quarter Ended
Quarterly Results of Operations		Mar 31	Jun 30	Sep 30	Dec 31	Full Year
		(Unaudited)
		(Dollars in thousands, except per share data)
2002	Total revenues	$24,859	$26,461	$26,346	$27,342	$105,008
	Gross profit	12,337	13,139	13,485	14,067	53,028
	Net income	1,521	1,833	2,143	2,633	8,130
	Net income per share, diluted	$0.23	$0.27	$0.32	$0.39	$1.21

2001	Total revenues	$21,564	$24,098	$25,583	$25,315	$96,560
	Gross profit	10,196	11,411	12,204	12,244	46,055
	Net income	1,118	1,368	1,978	1,856	6,320
	Net income per share, diluted	$0.18	$0.21	$0.30	$0.28	$0.98

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Lifeline Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lifeline Systems, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the financial statements, the Company ceased amortizing goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This standard was adopted January 1, 2002.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 10, 2003

LIFELINE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(Dollars in thousands)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$11,065	$5,742
Accounts receivable, net of allowance for doubtful accounts of $329 in 2002 and $442 in 2001	10,416	12,021
Inventories	5,457	4,129
Net investment in sales-type leases	2,220	2,874
Prepaid expenses and other current assets	2,323	2,030
Deferred income taxes	1,602	1,436

Total current assets	33,083	28,232

Property and equipment, net	31,418	30,512
Net investment in sales-type leases	4,434	4,337
Goodwill	7,226	7,226
Other intangible assets, net	7,365	6,615
Other assets	134	67

Total assets	$83,660	$76,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,341	$1,972
Accrued expenses	3,332	2,197
Accrued payroll and payroll taxes	4,409	4,282
Accrued income taxes	1,691	730
Deferred revenues	877	1,026
Current portion of capital lease obligation	95	1,080
Current portion of long term debt	—	1,105
Product warranty and other current liabilities	480	316
Accrued restructuring and other non-recurring charges	310	506

Total current liabilities	13,535	13,214

Deferred income taxes	7,251	5,799
Long term portion of capital lease obligation	6	1,657
Long term debt, net of current portion	—	3,343
Accrued restructuring and other non-recurring charges, long term	—	617
Other non-current liabilities	75	150

Total liabilities	20,867	24,780

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.02 par value, 20,000,000 shares authorized, 7,101,227 shares issued in 2002 and 6,934,461 shares issued in 2001	142	139
Additional paid-in capital	23,869	22,000
Retained earnings	43,576	35,446
Less: Treasury stock at cost, 621,089 shares in 2002 and 2001	(4,556)	(4,556)
Notes receivable—officer	—	(550)
Accumulated other comprehensive loss-cumulative translation adjustment	(238)	(270)

Total stockholders’ equity	62,793	52,209

Total liabilities and stockholders’ equity	$83,660	$76,989

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the years ended December 31, 2002, 2001 and 2000

(In thousands except for per share data)

	2002	2001	2000
Revenues
Services	$78,041	$68,222	$56,169
Net product sales	25,597	26,956	23,875
Finance and rental income	1,370	1,382	1,445

Total revenues	105,008	96,560	81,489

Costs and expenses
Cost of services	43,821	41,634	36,588
Cost of product sales	8,159	8,871	7,233
Selling, general, and administrative	37,815	33,884	28,421
Research and development	1,642	1,610	1,515
Restructuring and other non-recurring charges	—	—	2,701

Total costs and expenses	91,437	85,999	76,458

Income from operations	13,571	10,561	5,031

Other income (expense)
Interest income	114	162	646
Interest expense	(158)	(449)	(345)
Other income (expense)	23	(51)	(28)

Total other income (expense), net	(21)	(338)	273

Income before income taxes	13,550	10,223	5,304
Provision for income taxes	5,420	3,903	2,119

Net income	8,130	6,320	3,185

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	19	(128)	(37)

Comprehensive income	$8,149	$6,192	$3,148

Net income per weighted average share:
Basic	$1.26	$1.03	$0.53

Diluted	$1.21	$0.98	$0.51

Weighted average shares:
Basic	6,431	6,165	5,986

Diluted	6,725	6,481	6,223

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Notes Receivable Officers	Cumulative Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount

BALANCE, DECEMBER 31, 1999	5,942,568	$131	$18,626	$25,941	621,089	($4,556)	($400)	($3)	$39,739

Exercise of stock options	58,797	2	467						469
Issuance of stock under employee stock purchase plan	19,100		203						203
Issuance of note to officer							(250)		(250)
Repayment of loan by officer							100		100
Cumulative translation adjustment								(61)	(61)
Net income				3,185					3,185

BALANCE, DECEMBER 31, 2000	6,020,465	133	19,296	29,126	621,089	(4,556)	(550)	(64)	43,385

Exercise of stock options	264,308	6	2,331						2,337
Issuance of stock under employee stock purchase plan	28,599		373						373
Cumulative translation adjustment								(206)	(206)
Net income				6,320					6,320

BALANCE, December 31, 2001	6,313,372	139	22,000	35,446	621,089	(4,556)	(550)	(270)	52,209

Exercise of stock options	139,961	3	1,413						1,416
Issuance of stock under employee stock purchase plan	26,805		456						456
Repayment of loan by officer							550		550
Cumulative translation adjustment								32	32
Net income				8,130					8,130

BALANCE, December 31, 2002	6,480,138	$142	$23,869	$43,576	621,089	($4,556)	—	($238)	$62,793

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2001, and 2000

(Dollars in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$8,130	$6,320	$3,185
Adjustments to reconcile net income to net cash provided by operating activities:
Write off of fixed assets and intangibles	—	13	314
Non-cash portion of restructuring charge	—	—	2,700
Depreciation and amortization	9,973	9,035	7,404
Provision for bad debts	174	221	16
Deferred income tax provision	1,286	1,452	107
Deferred compensation	—	35	(23)
Changes in operating assets and liabilities:
Accounts receivable	1,376	(3,170)	(15)
Inventories	(1,328)	(2,488)	964
Net investment in sales-type leases	557	771	75
Prepaid expenses, other current assets and other assets	(73)	(350)	200
Accounts payable, accrued expenses and other liabilities	1,262	(726)	478
Accrued payroll and payroll taxes	121	1,322	866
Income taxes payable	859	514	97
Accrued restructuring and other non-recurring charges	(813)	(1,455)	(778)

Net cash provided by operating activities	21,524	11,494	15,590

Cash flows from investing activities:
Additions to property and equipment	(8,581)	(9,148)	(4,772)
Business purchases and other	(2,960)	(5,297)	(7,167)

Net cash used in investing activities	(11,541)	(14,445)	(11,939)

Cash flows from financing activities:
Principal payments under long-term obligations	(7,084)	(1,597)	(3,661)
Proceeds from issuance of long term debt	—	3,578	2,747
Proceeds from stock options exercised and employee stock purchase plan	1,867	2,375	441
Issuance of note to officer	—	—	(250)
Repayment of loan from officer	550	—	100

Net cash (used in) provided by financing activities	(4,667)	4,356	(623)

Net increase in cash and cash equivalents	5,316	1,405	3,028

Effect of foreign exchange on cash	7	(80)	(26)

Cash and cash equivalents at beginning of year	5,742	4,417	1,415

Cash and cash equivalents at end of year	$11,065	$5,742	$4,417

Non-cash activity:
Acquisition related charges	466	—	670
Capital leases	—	1,516	365
Deferred compensation	5	335	231

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Lifeline Systems, Inc. (the “Company”) provides 24-hour personal response monitoring services to its subscribers, primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals. The Company develops relationships with hospitals or other healthcare providers (“customers”) who establish a Lifeline program for these individuals. With a Lifeline Monitoring Services (“LMS”) program, the customer buys communicators from the Company, outsources the monitoring activity to a Lifeline Call Center to service their subscribers but generally retains other responsibilities for the operation of the program. A Product and Service Fee (“PSF”) program is similar to the aforementioned LMS program, however rather than purchasing home communicators, the customer pays the Company a monthly service fee for communicators it receives from the Company. With a Business Management Services (“BMS”) program, the Company provides a comprehensive set of monitoring and business support services that effectively reduce the customer’s program management and administrative responsibilities associated with offering the Lifeline service. All subscribers communicate with the Company through products designed, assembled and marketed by the Company, consisting principally of a communicator which connects to the telephone line in the subscriber’s home and a personal help button, which is worn or carried by the individual subscriber and which, when activated, initiates a telephone call from the subscriber’s communicator to either the Company’s central monitoring facilities or a local community hospital.

Principles of Consolidation

The consolidated financial statements include the accounts of Lifeline Systems, Inc. and its wholly owned subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Equipment Provided to Customers

In accordance with its BMS programs, the Company provides its customers’ subscribers with home communicators as part of a unified service offering in which the Company bills the subscriber on a monthly basis for the monitoring and business support service and records service revenue in the period earned. The cost of the home communicators provided to the subscriber is recorded as an asset on the Company’s balance sheet and depreciation is computed by the straight-line method over an estimated useful life of 5 years.

Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” The Company adopted SFAS 142 in January 2002, and accordingly ceased amortizing goodwill with a net carrying value totaling approximately $7.2 million as of the date of adoption (See Note I).

The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values at the date of acquisition. Costs are then allocated to identifiable intangible assets based on accounting estimates and judgments and the guidance of an independent valuation expert and are generally amortized on a straight-line basis over the estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. The Company is currently in the process of finalizing the purchase accounting associated with the purchases of distributors of the Company’s personal response products and services for the year ended December 31, 2002 in connection with its financial results for the first quarter of 2003. Any resulting goodwill will not be subject to amortization in accordance with SFAS 142.

Intangible assets are recorded at cost and amortized on a straight-line basis over the estimated useful life. For the year ended December 31, 2002 the Company recorded approximately $0.7 million of intangible assets related to provider agreements whereby the Company agrees to pay the customer a fee for the use of its referral sources and agrees to provide monitoring and/or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets (continued)

business support services to the customer under a LMS, PSF or BMS program in accordance with the terms of the agreement. The Company amortizes the acquisitions costs over the life of the agreements, which is typically five years.

Impairment of Long-lived Assets

The Company accounts for impairment of long-lived assets, including goodwill and other intangible assets, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which the Company adopted in the first quarter of 2002. SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” The Company assesses the impairment of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. It uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether assets are recoverable. Based on the Company’s expectation of future undiscounted net cash flows, an impairment loss would be recorded by writing down the assets to their estimated realizable values.

Product Warranty

The Company’s products are generally under warranty against defects in material and workmanship. The Company provided an accrual during 2002 of approximately $0.2 million for estimated warranty costs at the time of sale of the related products.

Revenue Recognition

Service revenues, associated primarily with providing monitoring services under the Company’s LMS, PSF and BMS programs, are recognized in the period the service is provided. Incremental external installation costs related to the installation of the Company’s products that exceed installation revenue generated by the Company are expensed in the period incurred. The Company reviews its installation revenue periodically, and in situations where installation revenue exceeds incremental external installation costs that revenue is recognized over the estimated period of which an average subscriber continues to use the Lifeline service.

Deferred service revenue represents billings to customers for annual service contracts for which revenue has not been recognized because the service has not yet been provided. Service revenues are then recognized ratably over the contractual period. Revenues from the sale of personal response products are recognized upon shipment, when the risk of loss transfers. Finance income attributable to sales-type lease contracts is initially recorded as unearned income and subsequently recognized under the interest method over the term of the leases.

Foreign Currency Translation

The financial statements of the Company’s subsidiary outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resulting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

translation adjustments are included in accumulated other comprehensive loss which is a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of this subsidiary are included in net income.

Income Taxes

The Company accounts for income taxes under a liability approach. Under this approach, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Net Income Per Common Share

Net income per basic common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income per diluted common share is computed based on the weighted-average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of stock options calculated in accordance with SFAS No. 128, “Earnings per Share.”

At December 31, 2002, the Company has stock-based employee compensation plans, which are described more fully in Note E. The Company accounted for those plans using the intrinsic valued based method described in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income for the years ended December 31, 2002, 2001 and 2000, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has also adopted the disclosure requirements of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Awards under the Company’s plans vest over periods ranging from three to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the years ended December 21, 2002, 2001 and 2000 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 if the fair value based method had been applied to all outstanding and unvested awards in each period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Common Share (continued)

	For the year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Net income, as reported	$8,130	$6,320	$3,185
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(1,288)	(786)	(582)

Pro forma net income	$6,842	$5,534	$2,603

Earnings per share
Basic—as reported	$1.26	$1.03	$0.53

Basic—pro forma	$1.06	$0.90	$0.43

Diluted—as reported	$1.21	$0.98	$0.51

Diluted—pro forma	$1.02	$0.88	$0.42

Industry Segments

The Company is active in one business segment: assembling, designing, marketing, monitoring and supporting its personal response units. The Company maintains sales and marketing operations in both the United States and Canada. Foreign revenues, from Canada, comprised less than 10% of the Company’s total revenues, and tangible assets in foreign countries, Canada, represent less than 10% of the Company’s total assets as of December 31, 2002.

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

Newly Issued Accounting Standards

In July 2001, the FASB issued SFAS 141, “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS 141 in January 2002 and it did not have a significant impact on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Newly Issued Accounting Standards (continued)

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company performed a transitional impairment test as required by SFAS 142 and determined that there were no goodwill or intangible asset impairment losses that should be recognized. The Company also determined that no reclassifications between goodwill and intangible assets were required. The Company adopted SFAS 142 in the first quarter of 2002 which resulted in the exclusion of approximately $837,000 of goodwill amortization expense for the year ended December 31, 2002.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 is effective for financial statements issued for fiscal years that began after December 15, 2001. The Company adopted SFAS 144 in the first quarter of 2002 and it did not have a significant impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial position, results of operations, or cash flows.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity’s performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Newly Issued Accounting Standards (continued)

reporting periods ending after December 15, 2002. The Company has made the required disclosures in the consolidated financial statements as of December 31, 2002 and is in the process of assessing the impact of FIN 45 recognition and measurement provisions on its consolidated financial statements. The Company does not believe that the adoption of FIN 45 will have a significant impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require these disclosures in interim financial information. The Company continues to account for their stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of SFAS 148 for the year ended December 31, 2002. Additional information related to the Company’s stock option plans is detailed in Note E of the Notes to the Consolidated Financial Statements.

B. INVENTORIES

Inventories consist of the following:

	December 31,
	2002	2001
	(Dollars in thousands)
Purchased parts and assemblies	$1,971	$759
Work in progress	132	42
Finished goods	3,354	3,328

Total inventories	$5,457	$4,129

During 2002 the Company fulfilled its obligation to purchase certain amounts of inventory in accordance with the termination provisions of its contract with an outside electronics product manufacturer and also incurred purchases in support of its manufacturing site at its corporate location to minimize the risk of supply interruption as it completed the transition from outsourced manufacturing to internal manufacturing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

C. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2002	2001
	(Dollars in thousands)
Equipment	$31,979	$26,285
Furniture and fixtures	2,986	873
Equipment provided to customers	17,477	16,242
Equipment under capital leases	322	5,050
Leasehold improvements	5,982	5,314
Capital in progress	1,708	925

	60,454	54,689
Less: accumulated depreciation	(29,036)	(24,177)

Total property and equipment, net	$31,418	$30,512

During 2002 and 2001, the Company wrote off approximately $3.0 million and $0 respectively of fully depreciated equipment provided to customers and computer related equipment which is no longer in use. Accumulated depreciation amounted to $7,983,000 and $7,645,000 on equipment provided to customers and $238,000 and $1,957,000 on equipment under capital leases at December 31, 2002 and 2001, respectively. In total, depreciation expense amounted to $7,826,000, $6,216,000 and $5,198,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D. LEASING ARRANGEMENTS (continued)

The components of the net investment in sales-type leases are as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Minimum lease payments receivable	$8,824	$9,614
Less: Unearned interest	2,036	2,047
Allowance for doubtful accounts	134	356

Net investment in sales-type leases	6,654	7,211
Less: Current portion	2,220	2,874

Long-term portion, net investment in sales-type leases	$4,434	$4,337

Future minimum lease payments due under non-cancellable sales-type leases at December 31, 2002 are as follows:

(Dollars in thousands)
2003	$3,139
2004	2,394
2005	1,708
2006	1,063
2007	433
Thereafter	87

Total future minimum lease payments	$8,824

As Lessee

In November 1997 the Company entered into a ten-year non-cancellable operating lease for new corporate headquarters in Framingham, Massachusetts which the Company occupied in 1999. In November 1999 this lease was extended to fifteen years. Average annual base rental payments under the lease approximate $941,000. In October 2002, the Company entered into a ten-year non-cancellable operating lease to occupy up to 29,000 square feet of a second facility in Framingham, Massachusetts for its second U.S. call center. Average annual base rental payments under the lease approximate $246,000. These leases include scheduled base rent increases over the term of the leases. The total amount of base rent payments is being charged to expense on the straight-line method over the terms of the leases. The Company has recorded a deferred credit to reflect the excess of rent expense over cash payments upon the commencement of the leases. In addition, the Company pays a monthly allocation of each building’s operating expenses and real estate taxes. The Company has two renewal options of five years for each lease.

The Company also has several operating lease arrangements for facilities in other locations to support its corporate, field and Canadian operations that expire through 2012. In addition, the Company has several operating lease arrangements for office equipment and has some remaining capital leases for certain equipment that expire through 2004. Capital lease obligations are collateralized by the related items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D. LEASING ARRANGEMENTS (continued)

Future minimum lease payments under capital and operating leases with initial or remaining terms of one year or more are as follows for the years ended December 31,:

	Capital Leases	Operating Leases
	(Dollars in thousands)
2003	$100	$1,418
2004	6	1,548
2005	—	1,483
2006	—	1,382
2007	—	1,315
Thereafter	—	7,965

Total minimum lease payments	106	$15,111

Less amount representing interest	5

Present value of net minimum lease payments	101
Less current portion	95

Long-term obligation under capital leases	$6

Total rent expense under all operating leases was $1,509,000, $1,476,000 and $1,358,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

E. STOCKHOLDERS’ EQUITY

Net Income Per Common Share

In accordance with SFAS No. 128, “Earnings per Share” the Company presents basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation of basic EPS to diluted EPS and dual presentation on the face of the statement of income are also required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

Calculation of per share earnings is as follows:

	2002	2001	2000
	(In thousands except per share figures)

Basic:
Net income	$8,130	$6,320	$3,185
Weighted average common shares outstanding	6,431	6,165	5,986

Net income per share, basic	$1.26	$1.03	$0.53

Diluted:
Net income for calculating diluted earnings per share	$8,130	$6,320	$3,185

Weighted average common shares outstanding	6,431	6,165	5,986
Common stock equivalents	294	316	237

Total weighted average shares	6,725	6,481	6,223

Net income per share, diluted	$1.21	$0.98	$0.51

For the years ended December 31, 2002, 2001 and 2000 options to purchase 143,650, 202,030, and 484,114 shares, respectively, at an average exercise price of $24.72, $21.41 and $18.38, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

Stock-Based Compensation Plans

The Company has adopted the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation.” The Company continues to recognize compensation costs using the intrinsic value based method described in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation.”

In July 2000, the Company’s stockholders approved the 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan provides that officers and key employees may be granted either nonqualified or incentive stock options for the purchase of the Company’s common stock at the fair market value at the date of grant. The 2000 Plan also permits the issuance of restricted stock. The employee options granted generally become exercisable in three equal installments beginning on the first anniversary of the date of grant. Additionally, the 2000 Plan provides for an automatic annual grant to non-employee directors. The non-employee director options become exercisable in three equal installments with the first installment exercisable on the date of grant and an additional one-third becoming exercisable on each of the next two anniversary dates. The options expire ten years from date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

In February 2000, the Board of Directors of the Company approved the 2000 Employee Stock Option Plan (the “2000 Option Plan”). This plan was authorized primarily to enable the Company to grant options in 2000 as part of its annual stock option program. No stockholder approval was sought for the 2000 Option Plan.

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

Certain options, as originally granted, became exercisable only to the extent the Company achieved specific financial goals. During 1995 these options were amended to provide for vesting on the earlier of the six-year anniversary of the date of grant or the original vesting schedule upon the achievement of the aforementioned financial goals. In 1998 the Company achieved the specific financial goals as outlined in the 1994 Plan and as such fully recognized the related compensation expense. There was no accumulated deferred compensation at December 31, 2002. Accumulated deferred compensation was $5,000 at December 31, 2001.

In July 1998, the Company’s Board of Directors adopted a Shareholder Rights Plan in which common stock purchase rights were distributed as a dividend at the rate of one right for each share of the Company’s common stock outstanding as of the close of business on August 3, 1998. This plan was adopted as a means of deterring possible coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company’s shareholders. Unless the rights are redeemed or exchanged earlier, they will expire on July 24, 2008. No rights were exercised through December 31, 2002.

At December 31, 2002 shares available for future grants under all option plans were 196,974.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

Net income and net income per share as reported in these financial statements and on a pro forma basis for the years ended December 31, 2002, 2001 and 2000, as if the fair value based method described in SFAS No. 123 had been adopted are as follows (in thousands, except per share data):

		2002	2001	2000
Net income	As Reported	$8,130	$6,320	$3,185
	Pro Forma	$6,842	$5,534	$2,603

Basic net income per share	As Reported	$1.26	$1.03	$0.53
	Pro Forma	$1.06	$0.90	$0.43

Diluted net income per share	As Reported	$1.21	$0.98	$0.51
	Pro Forma	$1.02	$0.88	$0.42

The effect of applying SFAS No. 123 for the purpose of providing pro forma disclosure may not be indicative of the effects on reported net income and net income per share for future years. The pro forma disclosures include the effects of all awards granted after January 1, 1998 and additional awards in future years are anticipated.

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: a risk-free interest rate of 4.8%, 5.1% and 6.4%; an expected life of 7 years in all years; expected volatility of 39% in 2002 and 36% in 2001 and 2000 and no expected dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes all stock option plan activity  for the years ended December 31:

	2002		2001		2000
	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price
Outstanding at beginning of year	856,921	$14.01	990,715	$12.63	909,523	$12.66
Granted	247,650	23.66	204,370	13.87	209,500	11.52
Exercised	(139,961)	10.08	(264,308)	7.57	(58,797)	4.33
Cancelled or lapsed	(42,210)	16.30	(73,856)	15.80	(69,511)	16.66

Outstanding at end of year	922,400	$17.10	856,921	$14.01	990,715	$12.63

Options exercisable at year end	499,981	$15.19	471,383	$13.80	615,926	$11.39

Weighted average fair value of options granted at fair market value during the year		$11.77		$6.49		$5.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$3.00-$5.00	51,252	1.0	$4.70	51,252	$4.70
5.50-10.00	88,625	6.0	8.48	61,472	8.16
11.94-14.81	264,253	7.1	13.39	146,470	13.32
15.75-20.28	178,440	6.0	17.72	134,342	17.65
20.51-26.38	339,830	8.0	23.77	106,445	23.79

$3.00-$26.38	922,400	6.8	$17.10	499,981	$15.19

In July 2000, the stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may invest up to 10% of their base salary in shares of the Company’s common stock. The purchase price of the shares is 85% of the fair market value of the stock on either the commencement date or the date of purchase whichever is lower. Under the Plan, 200,000 shares of common stock were available for purchase over ten offering periods through May 2005, of which approximately 133,829 shares remain available as of December 31, 2002. Shares purchased under this plan totaled 26,805, 28,599 and 10,767 in 2002, 2001 and 2000, respectively. The weighted-average grant-date fair value of shares purchased under the 2000 ESPP was $22.09, $17.12 and $15.47 in 2002, 2001 and 2000.

In May 1995 the stockholders approved the 1995 ESPP, which was similar to the 2000 ESPP noted above. The purchase price of the shares under this plan was 90% of the fair market value of the stock on either the commencement date or the date of purchase whichever was lower. Under the plan, 200,000 shares of common stock were available for purchase over ten offering periods through April 2000. Shares purchased under this plan totaled 8,333 in 2000. The weighted-average grant-date fair value of these shares purchased under the 1995 ESPP was $12.97 in 2000. Approximately 141,483 shares remained under the 1995 ESPP when the plan terminated in April 2000.

For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 2002, 2001 and 2000, respectively: a risk free interest rate of 1.21%, 2.95% and 5.9%; an expected life of 6 months in each year; expected volatility of 39%, 38% and 39%; and no expected dividends.

Common Stock

In August 1999, the Company loaned $300,000 to its Chief Executive Officer, pursuant to a secured promissory note, for the exercise of a stock option which was to expire. The note, which bore interest at a rate of 6.77% per annum, payable annually in arrears, was due August 23, 2004 and was secured by a pledge of 16,552 shares of common stock of the Company. In April 2000,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

the Company loaned $250,000 to its Chief Executive Officer, pursuant to a collateralized promissory note. The note, which bore interest at a rate of 6.94%, payable annually in arrears, was due April 5, 2005 and was collateralized by 25,641 shares of common stock of the Company. On July 15, 2002, the Company’s Chief Executive Officer repaid both notes in full.

F. INCOME TAXES

The components of income before income taxes consists of the following:

	For the years ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Domestic	$12,131	$9,001	$4,198
Foreign	1,419	1,222	1,106

	$13,550	$10,223	$5,304

The provision (benefit) for income taxes was computed as follows:

	For the years ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Federal income taxes:
Current	$2,844	$1,486	$1,242
Deferred	979	1,547	92

	3,823	3,033	1,334

State income taxes:
Current	743	486	347
Deferred	307	(94)	15

	1,050	392	362

Foreign income taxes	547	478	423

Provision for income taxes	$5,420	$3,903	$2,119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F. INCOME TAXES (continued)

Total deferred tax assets (liabilities) are as follows at December 31:

	2002	2001
	(Dollars in thousands)
Total deferred tax assets	$1,602	$1,436
Total deferred tax liabilities	(7,251)	(5,799)

Net deferred tax liability	($5,649)	($4,363)

Deferred tax assets (liabilities) are comprised of the following significant items at December 31:

	2002	2001
Current deferred tax assets:
Inventory and warranty reserves	$717	$569
Restructuring reserve	91	200
Deferred compensation	—	2
Deferred revenue	242	241
Accounts receivable reserves	177	136
Accrued vacation and other reserves	375	288

Net current deferred tax asset	1,602	1,436

Noncurrent deferred tax assets (liabilities):
Sales type leases	(4,137)	(3,810)
Restructuring reserve	32	244
Depreciation	(4,353)	(4,049)
Amortization	1,207	1,816

Net noncurrent deferred tax liability	(7,251)	(5,799)

Net deferred tax liability	($5,649)	($4,363)

The differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate are as follows:

	For the years ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Provision at statutory rate	$4,607	$3,476	$1,803
State income tax, net of federal tax effect	648	339	239
Goodwill	—	62	75
Foreign rate differences	74	109	99
Other, net	91	(83)	(97)

Provision for income taxes	$5,420	$3,903	$2,119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

G. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution savings plan covering substantially all of its employees. The Company’s contributions, which are included in selling, general and administrative expenses, were $602,000, $515,000 and $471,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to $3,164,000, $1,429,000 and $2,678,000 during 2002, 2001 and 2000, respectively. Interest paid was $157,000, $442,000 and $334,000 during 2002, 2001 and 2000, respectively.

I. GOODWILL AND INTANGIBLES

During 2002, the Company paid in cash approximately $2.0 million for acquisitions of distributors of the Company’s personal response products and services. The results of the acquired businesses have been included in the Company’s consolidated financial statements from the dates of acquisition with no material effect on the Company’s results of operations for the year ended December 31, 2002. The Company is currently in the process of finalizing the purchase accounting associated with these acquisitions in connection with its financial results for the first quarter of 2003.

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also required the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company adopted SFAS 142 in January 2002, and accordingly ceased amortizing goodwill with a net carrying value totaling approximately $7.2 million as of the date of adoption. The Company adopted SFAS 142 in January 2002, and as a result did not record approximately $837,000 of goodwill amortization expense for the year ended December 31, 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I. GOODWILL AND INTANGIBLES (continued)

Intangible Assets

At December 31, 2002 and 2001, acquired intangible assets were related to provider agreements entered into with customers for conversion to services provided by the Company:

	December 31, 2002	December 31, 2001

	(Dollars in thousands)

Gross carrying amount	$13,774	$11,032
Less: accumulated amortization	(6,409)	(4,417)

Net book value	$7,365	$6,615

All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets for the years ended December 31, 2002 and 2001 was approximately $2,139,000 and $2,099,000 respectively.

Based on the Company’s intangible assets currently owned, estimated amortization expense for the succeeding five years is as follows (dollars in thousands):

Fiscal Year Ended December 31,	Amount
2003	$2,120
2004	1,734
2005	819
2006	322
2007	169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I. GOODWILL AND INTANGIBLES (continued)

Goodwill

The following information reflects pro forma adjustments to exclude goodwill amortization expense and related tax effects:

	For the year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Net income:
Reported net income	$8,130	$6,320	$3,185
Add back: goodwill amortization, net of taxes	—	431	391

Adjusted net income	$8,130	$6,751	$3,576

Basic earnings per share:
Weighted average common shares outstanding	6,431	6,165	5,986
Reported net income	$1.26	$1.03	$0.53
Add back: goodwill amortization, net of taxes	—	0.07	0.07

Adjusted net income	$1.26	$1.10	$0.60

Diluted earnings per share:
Total weighted average shares	6,725	6,481	6,223
Reported net income	$1.21	$0.98	$0.51
Add back: goodwill amortization, net of taxes	—	0.07	.06

Adjusted net income	$1.21	$1.05	$0.57

During 2002, the Company recorded approximately $0.7 million of intangible assets related to provider agreements whereby the Company agrees to pay the customer a fee for the use of its referral sources and agrees to provide monitoring and/or business support services to the customer under a LMS or BMS program in accordance with the terms of the agreement. The Company amortizes the acquisition costs over the life of the agreements, which is typically five years. The Company is currently in the process of finalizing the purchase accounting associated with the acquisitions of distributors of its personal response products and has included approximately $1.5 million in intangible assets at December 31, 2002.

Under a provider agreement to convert to a LMS program, the customer agrees to use the Lifeline call center as its provider of monitoring services during the term of the Agreement. The Company agrees to provide personal response monitoring services to the customer’s subscribers through the Lifeline call center, and the customer agrees to continue to manage referrals, inquiries, service order intake, service installation, and ongoing customer service. The customer continues to purchase home communicators from the Company. The Company charges the customer a monthly fee per subscriber for the monitoring services provided. The sale of home communicators to the customer is not tied to the monitoring agreement as the customer makes the determination when to purchase home communicators. The customer typically purchases home communicators to place in its own inventory and then disperses the home communicators as it acquires subscribers who need the service. The customer is under no contract that would require it to purchase home communicators. The customer bills its subscribers for the home communicators it has placed in the subscriber’s home and for the monitoring services provided

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I. GOODWILL AND INTANGIBLES (continued)

by the Company.

Under an agreement with the Company to convert to a BMS program, the customer agrees to use Lifeline as its provider of monitoring services and business support services during the term of the agreement. The Company agrees to handle day-to-day administrative tasks for the Lifeline service including managing referrals, inquiries, service order intake, service installation, ongoing customer service and billing to support the needs of the customer. The Company directly provides its customer’s subscribers with the Lifeline service, which includes monitoring and the use of Company-owned home communicators for a single fee, and the Company bills the subscriber on a monthly basis for this service.

Under an agreement to convert to a PSF program, the customer agrees to use the Lifeline call center as its provider of monitoring services during the term of the Agreement. The Company agrees to provide personal response monitoring services to the customer’s subscribers through the Lifeline call center, and the customer agrees to continue to manage referrals, inquiries, service order intake, service installation, and ongoing customer service. Rather than purchasing home communicators, the customer orders home communicators as needed and pays Lifeline a monthly rental for communicators in their possession. The customer bills the subscriber for the home communicators it has placed in the subscriber’s home and for the monitoring services provided by the Company. The Company charges the customer a monthly per-subscriber fee for the monitoring service that the Company is providing.

In April 2001, the Company acquired certain assets formerly owned by SOS Industries, Inc. a personal response service provider based in New Smyrna Beach, Florida with subscribers located in 37 states. The purchase price was $3.8 million. The acquisition was accounted for as a purchase transaction, and the resulting goodwill was amortized over an estimated life of 10 years through December 31, 2001. The results of the acquired business are included in the Company’s consolidated financial statements from the date of acquisition and did not have a material impact on 2001 operating results.

The proforma effect of the aforementioned acquisition did not have a material impact on results of operations in the respective year of acquisition.

In accordance with the adoption of SFAS 142 discussed in Footnote A above, the Company discontinued the amortization of goodwill resulting from the aforementioned acquisition effective January 1, 2002. The Company continues to amortize the intangible assets related to the aforementioned provider agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At December 31, 2002, accrued restructuring and other non-recurring charges of nearly $310,000 represented the remaining unutilized costs associated with the anticipated cost of addressing erroneous low-battery signals in personal help buttons.

The following is a roll-forward of accrued restructuring and non-recurring charges for the year ended December 31, 2002:

(In thousands)

Balance at December 31, 2001	$1,123

Less: Amounts utilized	(813)

Balance at December 31, 2002	$310

The Company expects to utilize the remaining accrued restructuring balance during 2003 and believes that this balance should be sufficient to cover the remaining expenditures associated with this issue.

K. LONG TERM DEBT

In August 2002, the Company entered into a $15.0 million Revolving Credit Agreement. The agreement has two components, the first of which is the ability to obtain a Revolving Credit Loan with an interest rate based on the London Interbank Offered Rate (LIBOR). The second component is the ability to obtain a Revolving Credit Loan with an interest rate based on the lender’s prime interest rate. The Company has the option to elect to convert any outstanding Revolving Credit Loan to a Revolving Credit Loan of the other type. The agreement contains several covenants, including the Company maintaining certain levels of financial performance. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and an operating cash flow to total debt service ratio of no less than 1.75 to 1.0. In addition, there are certain negative covenants that include restrictions on the disposition of the Company’s assets, restrictions on the Company’s capacity to obtain additional debt financing, and restrictions on its investment portfolio. The agreement also requires the Company to pay a commitment fee calculated at the rate of one quarter of one percent (1/4%) per annum on the average daily amount during each calendar quarter or portion thereof until the Revolving Credit Loan Maturity Date by which the Total Commitment minus the sum of the Maximum Drawing Amount and all Unpaid Reimbursement Obligations exceeds the outstanding amount of Revolving Credit Loans during such calendar quarter. This Revolving Credit Agreement matures in August 2005 and as of December 31, 2002 the Company did not have any debt outstanding under this line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

L. SEGMENT INFORMATION

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains sales and marketing operations in both the United States and Canada.

Geographic Segment Data

Net revenues to external customers are based on the location of the customer. Geographic information as of December 31, 2002, 2001 and 2000 and for the years then ended is presented as follows:

	2002	2001	2000
	(Dollars in thousands)
Net Sales:
United States	$96,522	$89,296	$75,199
Canada	8,486	7,264	6,290

	$105,008	$96,560	$81,489

Net Income:
United States	$7,258	$5,576	$2,502
Canada	872	744	683

	$8,130	$6,320	$3,185

Total Assets:
United States	$77,317	$69,495	$58,725
Canada	6,343	7,494	5,803

	$83,660	$76,989	$64,528

M. CONTINGENT LIABILITIES AND COMMITTMENTS

The Company has recently been audited by Revenue Canada asserting deficiencies in goods and services tax and sales tax for the Company’s 1993 to 1999 tax years. On March 26, 2002, the Company received a proposed tax assessment (which included penalties and interest) of CAN$1,050,000 (approximately US$668,000 based on current exchange rates at December 31, 2002). In October 2002, the Company received a reduced assessment of CAN$523,000 (approximately US$333,000 based on current exchange rates at December 31, 2002), which the Company paid. Approximately CAN$94,000 (approximately US$62,000 based on current exchange rates at February 28, 2003) of this assessment has been recovered from customers. The Company has filed an objection to the re-assessment that may result in a further reduction. However, there is no assurance that the Company will be successful in its objection.

N. CONTINGENCIES

The Company is subject to complaints, claims and litigation, which have arisen in the normal course of business. Management is not aware of any significant claims that would have a material adverse effect on the financial position of the Company.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information under the heading “Election of Directors” in the Company’s definitive proxy material for its 2003 annual meeting of stockholders is incorporated herein by reference. Information concerning officers of the Company appears in Part I of this Annual Report on Form 10-K.

ITEM 11. Executive Compensation

The information under the heading “Executive Compensation,” excluding the “Compensation Committee Report on Executive Compensation” and the Stock Price Performance Graph in the Company’s definitive proxy material for its 2003 annual meeting of stockholders, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners: The information under the heading “Beneficial Ownership of Common Stock” in the Company’s definitive proxy material for its 2003 annual meeting of stockholders is incorporated herein by reference.

(b)	Security ownership of management: The information under the heading “Beneficial Ownership of Common Stock” in the Company’s definitive proxy material for its 2003 annual meeting of stockholders is incorporated herein by reference.

(c)	Changes in control: None known.

(d)	Securities authorized for issuance under equity compensation plans: The information under the heading “Amendment of 2000 Stock Incentive Plan—Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s definitive proxy material for its 2003 annual meeting of stockholders is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The information under the heading “Certain Relationships and Related Transactions,” in the Company’s definitive proxy material for its 2003 annual meeting of stockholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

2. Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

ITEM	15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The following consolidated financial statements of Lifeline Systems, Inc. and the report of independent accountants relating thereto, are set forth in Item 8 of this Annual Report on Form 10-K on the pages indicated.

(a)(2) Financial Statement Schedule

The following financial statement schedule of Lifeline Systems, Inc. is filed herewith and included in ITEM 15 (a)(2) on the pages indicated below.

Pages
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000	60

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2002.

(c) Exhibits

The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index, which appears on pages 56 through 59 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELINE SYSTEMS, INC.

March 26, 2003	By:	/s/ RONALD FEINSTEIN
Date		Ronald Feinstein Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ L. DENNIS SHAPIRO L. Dennis Shapiro	Chairman of the Board	March 26, 2003

/s/ RONALD FEINSTEIN Ronald Feinstein	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2003

/s/ DENNIS M. HURLEY Dennis M. Hurley	Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 26, 2003

/s/ EVERETT N. BALDWIN Everett N. Baldwin	Director	March 26, 2003

/s/ JOSEPH E. KASPUTYS Joseph E. Kasputys	Director	March 26, 2003

/s/ CAROLYN C. ROBERTS Carolyn C. Roberts	Director	March 26, 2003

/s/ GORDON C. VINEYARD Gordon C. Vineyard	Director	March 26, 2003

/s/ S. WARD CASSCELLS S. Ward Casscells	Director	March 26, 2003

/s/ ELLEN FEINGOLD Ellen Feingold	Director	March 26, 2003

CERTIFICATIONS

I, Ronald Feinstein, certify that:

1.	I have reviewed this annual report on Form 10-K of Lifeline Systems, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003	/s/ RONALD FEINSTEIN
Ronald Feinstein Chief Executive Officer, President and Director (Principal Executive Officer)

CERTIFICATIONS

I, Dennis M. Hurley, certify that:

1.	I have reviewed this annual report on Form 10-K of Lifeline Systems, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003	/s/ DENNIS M. HURLEY
Dennis M. Hurley Senior Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit No.	Exhibit	SEC Document Reference

Exhibit 3.	Articles of Incorporation and By-Laws

3.1	Articles of Organization of Lifeline Systems, Inc., as amended.	2-84060 Exhibit 3.1

3.2	Articles of Amendment of Lifeline Systems, Inc.	1987 10K Exhibit 3.4

3.3	Restated By-Laws of Lifeline Systems, Inc.	1990 10K Exhibit 3.4

3.4	Amended and Restated By-laws	10Q for the quarter ended June 30, 2002, Exhibit 3.1

Exhibit 4.	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate.	2-84060 Exhibit 4.1

4.2	Shareholder Rights Plan dated July 24, 1998	8-K dated August 5, 1998

4.3	Amendment Number 1 to Shareholder Rights Plan dated October 18, 1998	10Q for the quarter ended September 30, 1998 Exhibit 4.3

4.4	Amendment No. 2 to Shareholder Rights Plan dated as of June 30, 2002	8-K dated July 12, 2002

4.5	Amendment No. 3 to Shareholder Rights Plan dated as of August 19, 2002	8-K dated August 21, 2002

Exhibit 10.	Material Contracts

10.01	Medical Expense Reimbursement Plan.	2-84060 Exhibit 10.21

10.02	Registrant’s 1991 Stock Option Plan.	1990 10K Exhibit 10.37

10.03	Form of Non-statutory Stock Option Agreement for Registrant’s 1991 Stock Option Plan.	1992 10K Exhibit 10.32

10.04	Form of Special Non-statutory Stock Option Agreement for Registrant’s 1991 Stock Option Plan.	1992 10K Exhibit 10.33

Exhibit No.	Exhibit	SEC Document Reference

10.05	Second Amendment to Lease Agreement dated August 31, 1989 and Consent to Assignment of Lease between the Registrant and Tierrasanta 234 dated September 9, 1993.	1993 10K Exhibit 10.44

10.06	Letter Agreement between Ronald Feinstein and the Registrant dated March 4, 1994.	1993 10K Exhibit 10.45

10.07	Nonstatutory Stock Option Agreement between Ronald Feinstein and the Registrant dated February 11, 1994.	1993 10K Exhibit 10.46

10.08	Registrant’s 1994 Stock Option Plan.	1994 10K Exhibit 10.48

10.09	Form of Non-statutory Stock Option Agreement for Registrant’s 1994 Stock Option Plan.	1994 10K Exhibit 10.49

10.10	Form of Special Non-statutory Stock Option Agreement for Registrant’s 1994 Stock Option Plan.	1994 10K Exhibit 10.50

10.11	Master Lease Agreement between Registrant and U.S. Leasing Corporation	1994 10K Exhibit 10.52

10.12	Form of the Non-statutory Stock Option Agreement to Registrant’s 1991 Stock Option Plan	1995 10K Exhibit 10.33

10.13	Form of the Non-statutory Stock Option Agreement to Registrant’s 1994 Stock Option Plan	1995 10K Exhibit 10.34

10.14	Amended Employment Agreement between Ronald Feinstein and the Registrant, dated June 14, 1996	10Q for the quarter ended June 30, 1996, Exhibit 10.60

10.15	Amendment to Registrant’s 1991 Stock Option Plan	1996 10K Exhibit 10.41

10.16	Amendment to Registrant’s 1994 Stock Option Plan	1996 10K Exhibit 10.42

10.17	Lease Agreement between the registrant and Bishop/Clark Associates Limited Partnership dated November 11, 1997	1997 10K Exhibit 10.44

10.18	Offer to Lease between CareTel, Inc. and Graduate Holdings Limited and Samuel Sarick Limited dated September 1, 1994	1997 10K Exhibit 10.46

Exhibit No.	Exhibit	SEC Document Reference

10.19	Form of Change in Control Agreement for for the following Named Executives: Mr. Richard Reich, Mr. Thomas Loper, Mr. Dennis Hurley, Mr. John Gugliotta	1997 10K Exhibit 10.49

10.20	First amendment to lease agreement between Registrant and Bishop/Clark Associates Limited Partnership dated June 30, 1998	10Q for the quarter ended June 30, 1998 Exhibit 10.52

10.21	Lease agreement between the Registrant and Triangle Realty Trust dated August, 1998	10Q for the quarter ended September 30, 1998 Exhibit 10.53

10.22	Master Lease Agreement between the Registrant and Andover Capital Group dated March 11, 1999	10Q for the quarter ended March 31, 1999 Exhibit 10.60

10.23	The supply agreement between the Ademco Group a division of Honeywell International, Inc., formerly the Pittway Corporation and the Registrant dated December 29, 1999	1999 10-K Exhibit 10.65

10.24	Second amendment to lease agreement between Registrant and Bishop/Clark Associates Limited Partnership dated November 18, 1999	1999 10-K Exhibit 10.67

10.25	Secured Promissory Note between Ronald Feinstein and the Registrant, dated April 5, 2000	10-Q for the quarter ended March 31, 2000 Exhibit 10.69

10.26	Security and Pledge Agreement between Ronald Feinstein and the Registrant, dated April 5, 2000	10-Q for the quarter ended March 31, 2000 Exhibit 10.70

10.27	Amended Employment Agreement between Leonard Wechsler and Lifeline Systems, Canada, dated July 2000	10-Q for the quarter ended June 30, 2000 Exhibit 10.71

10.28	Registrant’s 2000 Stock Incentive Plan	10-Q for the quarter ended June 30, 2000 Exhibit 10.72

10.29	Registrant’s 2000 Employee Stock Option Plan	10 Q for the quarter ended June 30, 2000 Exhibit 10.73

Exhibit No.	Exhibit	SEC Document Reference

10.30	Tax Increment Financing Agreement between Registrant and Town of Framingham dated October 25, 2000	2000 10-K Exhibit 10.74

10.31	Agreement, dated as of June 30, 2002, among the Registrant and (a) ValueAct Capital Partners, L.P.,
(b) ValueAct Capital Partners II, L.P.,
(c) ValueAct Capital International, Ltd.,
(d) VA Partners, L.L. C., (e) Jeffrey W. Uben,
	(f) George F. Hammel, Jr. and (g) Peter H. Kamin	8-K dated July 12, 2002

10.32	Second Amendment to Revolving Credit Agreement dated June 28, 2002	10-Q for the quarter ended June 30, 2002 Exhibit 10.02

10.34	Third Amendment to Revolving Credit Agreement dated July 23, 2002	10-Q for the quarter ended June 30, 2002 Exhibit 10.03

10.33	Lease Agreement between Registrant and Clark’s Hill, LLC dated June 21, 2002	10-Q for the quarter ended June 30, 2002 Exhibit 10.04

10.34	Revolving Credit Agreement between Registrant and Citizens Bank of Massachusetts dated August 28, 2002	10-Q for the quarter ended September 30, 2002 Exhibit 10.1
Filed herewith:

10.35	Amended Employment Agreement between Leonard Wechsler and Lifeline Systems Canada dated March 2003.

Exhibit 21.	Subsidiaries.

Filed herewith:

21.1	Subsidiaries of Lifeline Systems, Inc.

Exhibit 23.	Consents of Experts and Counsel.

Filed herewith:

23.1	Consent of PricewaterhouseCoopers LLP

99.1	Section 906 certification

LIFELINE SYSTEMS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2002, 2001, and 2000

(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs & Expenses	Deductions(1)	Balance at End of Year

2002
Allowance for doubtful receivables:
Trade accounts receivable	$442	$174	$ 287	$329
Lease receivables	356	24	246	134

Total	$798	$198	$ 533	$463

2001
Allowance for doubtful receivables:
Trade accounts receivable	$449	$221	$ 228	$442
Lease receivables	207	159	10	356

Total	$656	$380	$ 238	$798

2000
Allowance for doubtful receivables:
Trade accounts receivable	$706	$16	$ 273	$449
Lease receivables	147	60	—	207

Total	$853	$76	$ 273	$656

1)	Uncollectible accounts and adjustments.