Form 10-Q
period 2003-03-31
LIFELINE SYSTEMS INC
filed 2003-05-12
CIK 720195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Number of shares outstanding of the issuer’s class of common stock as of April 30, 2003: 6,520,420

LIFELINE SYSTEMS, INC.

LIFELINE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,874	$11,065
Accounts receivable, net	10,059	10,416
Inventories	6,130	5,457
Net investment in sales-type leases	2,157	2,220
Prepaid expenses and other current assets	2,122	2,323
Deferred income taxes	1,759	1,602

Total current assets	34,101	33,083
Property and equipment, net	32,587	31,418
Goodwill, net	7,226	7,226
Other intangible assets, net	6,979	7,365
Net investment in sales-type leases	4,348	4,434
Other assets	134	134

Total assets	$85,375	$83,660

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,734	$2,341
Accrued expenses	5,275	3,332
Accrued payroll and payroll taxes	1,956	4,409
Accrued income taxes	2,414	1,691
Deferred revenues	963	877
Current portion of capital lease obligation, product warranty and other current liabilities	357	575
Accrued restructuring and other non-recurring charges	174	310

Total current liabilities	12,873	13,535
Deferred income taxes	7,230	7,251
Long term portion of capital lease obligation and other non-current liabilities	78	81

Total liabilities	20,181	20,867
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value, 20,000,000 shares authorized, 7,136,523 shares issued at March 31, 2003 and 7,101,227 shares issued at December 31, 2002	143	142
Additional paid-in capital	24,980	23,869
Retained earnings	45,394	43,576
Less: Treasury stock at cost, 621,089 shares at March 31, 2003 and December 31, 2002	(4,556)	(4,556)
Unearned compensation expense	(735)	—
Accumulated other comprehensive loss/cumulative translation adjustment	(32)	(238)

Total stockholders’ equity	65,194	62,793

Total liabilities and stockholders' equity	$85,375	$83,660

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands except for per share data)

(Unaudited)

	Three months ended March 31,
	2003	2002
Revenues
Services	$21,427	$18,393
Net product sales	5,074	6,155
Finance and rental income	301	311

Total revenues	26,802	24,859

Costs and expenses
Cost of services	11,882	10,617
Cost of product sales	1,593	1,905
Selling, general, and administrative	9,850	9,271
Research and development	505	463

Total costs and expenses	23,830	22,256

Income from operations	2,972	2,603

Other income (expense)
Interest income	44	24
Interest expense	(12)	(80)
Other income (expense)	25	(12)

Total other income (expense), net	57	(68)

Income before income taxes	3,029	2,535
Provision for income taxes	1,211	1,014

Net income	1,818	1,521
Other comprehensive income, net of tax
Foreign currency translation adjustments	124	1

Comprehensive income	$1,942	$1,522

Net income per weighted average share:
Basic	$0.28	$0.24

Diluted	$0.27	$0.23

Weighted average shares:
Basic	6,494	6,361

Diluted	6,703	6,709

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$1,818	$1,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,761	2,367
Deferred income taxes	(178)	16
Changes in operating assets and liabilities:
Accounts receivable	405	551
Inventories	(673)	(915)
Net investment in sales-type leases	149	295
Prepaid expenses, other current assets and other assets	217	(169)
Accrued payroll and payroll taxes	(2,500)	(2,330)
Accounts payable, accrued expenses and other liabilities	1,175	681
Income taxes payable	723	923
Accrued restructuring charge	(136)	(209)

Net cash provided by operating activities	3,761	2,731

Cash flows from investing activities:
Additions to property and equipment	(3,179)	(1,728)
Business purchases and other	(167)	(58)

Net cash used in investing activities	(3,346)	(1,786)

Cash flows from financing activities:
Principal payments under long term obligations	(29)	(517)
Proceeds from issuance of common stock	377	1,011

Net cash provided by financing activities	348	494

Effect of foreign exchange on cash	46	9

Net increase in cash and cash equivalents	809	1,448
Cash and cash equivalents at beginning of period	11,065	5,742

Cash and cash equivalents at end of period	$11,874	$7,190

Non-cash activity:
Deferred compensation	$—	$5
Issuance of restricted stock	19	—

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of March 31, 2003 and the consolidated statements of income and cash flows for the three months ended March 31, 2003 and 2002.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2003, for the year ended December 31, 2002.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

2.	Details of certain balance sheet captions are as follows (in thousands):

	March 31, 2003	December 31, 2002
Inventories:
Purchased parts and assemblies	$2,132	$1,971
Work-in-process	143	132
Finished goods	3,855	3,354

	$6,130	$5,457

Property and equipment:
Equipment	$27,871	$31,979
Furniture and fixtures	2,841	2,986
Equipment provided to customers	18,605	17,477
Equipment under capital leases	257	322
Leasehold improvements	6,025	5,982
Capital in progress	3,457	1,708

	59,056	60,454
Less: accumulated depreciation and amortization	(26,469)	(29,036)

Total property and equipment, net	$32,587	$31,418

During the three months ended March 31, 2003, the Company removed from its books approximately $4.9 million of fully depreciated property and equipment and the related accumulated depreciation, which is no longer in use.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. STOCKHOLDERS’ EQUITY

At December 31, 2002, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with respect to the measurement of compensation cost for options granted under the Company’s stock-based employee compensation plans. No employee compensation expense has been recorded as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2003 and 2002 as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the three months ended March 31,
	2003	2002
(Dollars in thousands, except per share amounts)
Net income, as reported	$1,818	$1,521
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of tax	(368)	(322)

Pro forma net income	$1,450	$1,199

Earnings per share
Basic—as reported	$0.28	$0.24

Basic—pro forma	$0.22	$0.19

Diluted—as reported	$0.27	$0.23

Diluted—pro forma	$0.22	$0.18

For the three months ended March 31, 2003, options to purchase 534,470 shares at an average exercise price of $22.81 were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. For the three months ended March 31, 2002, there were no options excluded from the computation of diluted net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. STOCKHOLDERS’ EQUITY (continued)

Restricted Stock

In accordance with the terms of the new employment agreement between the Company and its Chief Executive Officer, the Company issued 36,000 shares of restricted stock at fair market value effective February 13, 2003 which is subject to vesting at the rate of one-third of such shares at the end of the 36th month following the date of grant, one third at the end of the 48th month following the date of grant, and one-third at the end of the 60th month following the date of grant.

4. SEGMENT INFORMATION

The Company is active in one business segment: designing, marketing, monitoring and supporting its personal response units. The Company maintains sales, marketing and monitoring operations in both the United States and Canada.

Geographic Segment Data

Net revenues from customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended March 31, 2003 and 2002 and the financial position as of March 31, 2003 and December 31, 2002 is presented as follows:

(In thousands)

	March 31, 2003	March 31, 2002
Net Sales:
United States	$24,381	$22,951
Canada	2,421	1,908

	$26,802	$24,859

Net Income:
United States	$1,670	$1,355
Canada	148	166

	$1,818	$1,521

	March 31, 2003	December 31, 2002
Total Assets:
United States	$78,888	$77,317
Canada	6,487	6,343

	$85,375	$83,660

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. RESTRUCTURING AND NON RECURRING CHARGES

In September 2000, the Company recorded a pre-tax non-recurring charge of approximately $2.7 million for costs it expected to incur to address erroneous low-battery signals in some of its personal help buttons. Included in the non-recurring charge are material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and the cost of installer visits to subscriber homes to replace the buttons.

At March 31, 2003, accrued restructuring and other non-recurring charges of nearly $174,000 represented the remaining unutilized costs associated with the cost of addressing erroneous low-battery signals in personal help buttons.

The following is a roll-forward of accrued restructuring and non-recurring charges for the three months ended March 31, 2003:

(In thousands)

Balance at December 31, 2002	$310
Less: Amounts utilized	(136)

Balance at March 31, 2003	$174

The Company expects to utilize the remaining accrued restructuring balance during 2003 and believes that this balance should be sufficient to cover the remaining expenditures associated with this issue.

6. LONG TERM DEBT

In August 2002, the Company entered into a $15.0 million revolving credit agreement. The agreement has two components, the first of which is the ability to obtain a revolving credit loan with an interest rate based on the London Interbank Offered Rate (LIBOR). The second component is the ability to obtain a revolving credit loan with an interest rate based on the lender’s prime interest rate. The Company has the option to elect to convert any outstanding revolving credit loan to a revolving credit loan of the other type. The agreement contains several covenants, including the Company maintaining certain levels of financial performance. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and an operating cash flow to total debt service ratio of no less than 1.75 to 1.0. In addition, there are certain negative covenants that include restrictions on the disposition of the Company’s assets, restrictions on the Company’s capacity to obtain additional debt financing, and restrictions on its investment portfolio. The agreement also requires the Company to pay a commitment fee of one quarter of one percent (1/4%) per annum on the unused amount of the credit facility. This revolving credit agreement matures in August 2005. As of March 31, 2003 the Company did not have any debt outstanding under this line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. GOODWILL AND INTANGIBLES

During the first quarter of 2003, the Company finalized the purchase accounting associated with the acquisitions of distributors of its personal response products and services which occurred in 2002. The results of the acquired businesses have been included in the Company’s consolidated financial statements from the dates of acquisition with no material effect on the Company’s results of operations for the three months ended March 31, 2003. As a result of the purchase accounting associated with these acquisitions, the majority of the purchase price was recorded as intangible assets and the Company did not record any goodwill.

During the first quarter of 2003, the Company recorded intangible assets related to provider agreements whereby it agrees to pay the customer a fee for the use of the customer’s referral sources and agrees to provide monitoring and/or business support services to the customer under a LMS or BMS program in accordance with the terms of the agreement. The Company has historically amortized the acquisition costs over the life of the agreements, which is typically five years.

The Company has obtained the guidance of an independent valuation expert in the determination of assessing the appropriate values of the assets identified in the aforementioned acquisitions and provider agreements. One of the assets identified was referral sources, which is estimated to have a useful life of fifteen years.

Intangible Assets

At March 31, 2003 and December 31, 2002, the majority of the acquired intangible assets were related to provider agreements entered into with customers for conversion to services provided by the Company:

(Dollars in thousands)

	March 31, 2003	December 31, 2002
Gross carrying amount	$14,018	$13,774
Less: accumulated amortization	(7,039)	(6,409)

Net book value	$6,979	$7,365

All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets for the three months ended March 31, 2003 and 2002 was approximately $588,000 and $516,000 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. GOODWILL AND INTANGIBLES (continued)

Estimated amortization expense for the current fiscal year and the succeeding four years is as follows:

Fiscal Year Ended December 31,	Amount
2003	$2,260
2004	1,892
2005	975
2006	476
2007	321

8. NEWLY ISSUED ACCOUNTING STANDARDS

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

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity’s performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for reporting periods ending after December 15, 2002. The Company is in the process of assessing the impact of FIN 45 recognition and measurement provisions on its consolidated financial statements. The Company does not believe that the adoption of FIN 45 will have a significant impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. NEWLY ISSUED ACCOUNTING STANDARDS (continued)

the disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require these disclosures in interim financial information. The Company continues to account for their stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of SFAS 148.

9. SUBSEQUENT EVENT

On May 1, 2003, the Company reached an agreement with one of its former vendors related to the Company’s previous erroneous low battery signal problem. The vendor agreed to pay the Company $700,000 in exchange for a mutual release of claims. The payment reimburses the Company for some of the costs it incurred in addressing the problem.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL

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

RESULTS OF OPERATIONS

Total revenues for the quarter ended March 31, 2003 increased approximately 8% to $26.8 million as compared to total revenues of $24.9 million for the quarter ended March 31, 2002.

Service revenues, at $21.4 million for the first quarter of 2003, represented approximately 80% of the Company’s first quarter total revenues. This increase, up from $18.4 million or 74% of total revenues for the first quarter of 2002, is the result of the Company’s focus on its service business model and its continuation with effective pricing strategies. Overall, the Company achieved a 6% increase in its monitored subscriber base to 369,000 subscribers as of March 31, 2003 from 349,000 as of March 31, 2002. The Company’s ability to sustain the current level of service revenue growth depends on its ability to continue to make improvements in service delivery, expand the market for its personal response services, convert community hospital programs to services provided by the Company and increase its focus on referral development. In addition, the Company is developing new subscriber growth opportunities that are intended to increase market penetration and build more awareness of the service the Company provides, thereby facilitating growth in subscribers. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly will be factors in meeting its growth objective.

Net product revenues for the first quarter of 2003 decreased 18% to $5.1 million from $6.2 million for the same period in 2002. The majority of the decrease in the first quarter was due to a lower volume of home communicator sales experienced by the Company, reflecting the transition of its healthcare channel to the Company’s full service recurring revenue model. This decline in volume was mitigated, in part, by an increase in the average selling price per communicator in the first quarter of 2003 as compared to the same period in 2002. The Company expects that equipment sales may remain flat or decline for the year ended December 31, 2003 as it has experienced little or no growth in sales of its home communicators since it began providing its customers’ subscribers with the Lifeline service under its Business Management Services (“BMS”) program, which includes monitoring and the use of Company-owned home communicators for a single fee. However, the Company believes that its new Senior Living initiative, under which it is developing alliances with senior living facilities to provide them with a cost-effective and distinctive safety feature to appeal to residents and their families, may mitigate some of the expected decline in product revenue in 2003.

Finance and rental income, representing income earned from the Company’s portfolio of sales-type leases, decreased by 3% to $301,000 for the three months ended March 31, 2003 from $311,000 recorded for the same period in the previous year. With the Company’s focus on its service offerings it expects finance income to decline in future periods because such income is directly related to product sales.

Cost of services, as a percentage of service revenues, improved 3% to 55% for the quarter ended March 31, 2003 as compared to 58% for the three months ended March 31, 2002. The improvement is mainly attributable to the Company’s goal of making its service offerings more profitable with productivity improvements, leveraging the capabilities of the CareSystem monitoring platform and effective pricing strategies. On a dollar basis, cost of services increased $1.3 million to $11.9 million from $10.6 million from the comparable prior period as a result of the following factors. During the first quarter of 2003, the company incurred expenditures associated with its new back-up U.S. call monitoring facility, such as rent and building operating costs, that it did not incur in the first quarter of 2002. The growth in the number of subscribers serviced under the Company’s BMS program resulted in an increase in related expenses such as depreciation of the cost of home communicators provided to those subscribers served under this model as well as operational costs associated with the acquisitions of distributors of the Company’s personal response products and services that the Company did not incur for the first quarter of 2002. The Company expects continued positive service margin improvements for the remainder of 2003.

Cost of product sales was 31% of net product sales for the three months ended March 31, 2003 and 2002. The Company was able to maintain a consistent cost of product sales percentage for the first quarter of 2003 due to the higher average selling price per unit it experienced coupled with the fact that it had significantly lower sales of its site-monitoring platform as compared to the first quarter of 2002, which has a cost that is higher as a percentage of product sales than the cost of the Company’s home communicators. The Company expects, however, that it will experience an increase in cost of product sales, as a percentage of net product sales, for 2003 as a result of an expected increase in sales of emergency call systems to senior living facilities that also has a cost that is higher as a percentage of revenues than the cost of the Company’s home communicators.

Selling, general and administrative (“SG&A”) expenses as a percentage of total revenues were 37% for the first quarter of 2003 and 2002. First quarter SG&A expenditures increased approximately $0.6 million to $9.9 million for the first quarter of 2003 from $9.3 million for the same period in 2002, primarily as a result of the start up of its new direct marketing campaigns and associated information technology costs and other marketing initiatives. The Company also experienced increased salaries and operational expenses associated with the realignment of its sales management team that it did not incur in the first quarter of 2002 in order to align the sales group with the Company’s business objectives. The Company expects that SG&A expenses, as a percentage of total revenues will remain relatively consistent as a percentage of total revenues in 2003 as it continues with its business initiatives.

Research and development expenses were nearly 2% of total revenues for the quarters ended March 31, 2003 and 2002. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level for the remainder of 2003.

The Company’s effective tax rate was 40% for the quarters ended March 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2003, the Company’s portfolio of cash and cash equivalents increased nearly $0.8 million to $11.9 million from $11.1 million at December 31, 2002. The majority of the increase is a direct result of cash provided by operating activities of $3.8 million and included an increase in its accounts payable and accrued expenses of $1.2 million, primarily as a result of the timing of expenditures related to its business and marketing initiatives, including its direct marketing campaigns. Offsetting some of the increase was the purchase of property and equipment of $3.2 million and payroll related payments of $2.5 million, primarily as a result of the payout of management and sales bonuses relating to the Company’s fiscal 2002 achievements. The Company also experienced a net inventory increase of approximately $0.7 million as it completed its obligation during the first quarter of 2003 to purchase final amounts of inventory in accordance with the termination provisions of its contract with an outside electronic product manufacturer. The Company anticipates its inventory balance will begin to decline during 2003 as it completes a full year of manufacturing assembly functions at its corporate location.

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

In August 2002, the Company entered into a $15.0 million revolving credit agreement. The agreement has two components, the first of which is the ability to obtain a revolving credit loan with an interest rate based on the London Interbank Offered Rate (LIBOR). The second component is the ability to obtain a revolving credit loan with an interest rate based on the lender’s prime interest rate. The Company has the option to elect to convert any outstanding revolving credit loan to a revolving credit loan of the other type. The agreement contains several covenants, including the Company maintaining certain levels of financial performance. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and an operating cash flow to total debt service ratio of no less than 1.75 to 1.0. In addition, there are certain negative covenants that include restrictions on the disposition of the Company’s assets, restrictions on the Company’s capacity to obtain additional debt financing, and restrictions on its investment portfolio. The agreement also requires the Company to pay a commitment fee of one quarter of one percent ( 1/4%) per annum on the unused amount of the credit facility. This revolving credit agreement matures in August 2005. As of March 31, 2003 the Company did not have any debt outstanding under this line.

The following summarizes the Company’s existing contractual obligations as of March 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(Dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter (1)
Contractual Obligations (2):
Capital leases	$101	$6	—	—	—	—
Operating leases	1,418	1,548	$1,483	$1,382	$1,315	$7,964

Total Obligations	$1,519	$1,554	$1,483	$1,382	$1,315	$7,964

(1)	The majority of this amount represents contractual obligations on the Company’s corporate facility lease through the year 2013 and its second U.S. call center through 2012.
(2)	The table does not include the new line of credit, for up to $15 million, which matures in August 2005 and with respect to which no amounts were outstanding at March 31, 2003.

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

Goodwill and intangible assets

Acquisition accounting requires extensive use of estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values at the date of acquisition. Costs are then allocated to identifiable intangible assets and are generally amortized on a straight-line basis over the estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. During the first quarter of 2003, the Company finalized the acquisition accounting associated with the purchases of distributors of the Company’s personal response products and services during the year ended December 31, 2002. The Company used accounting estimates and judgments and the guidance of an independent valuation expert, of the fair value of these assets and liabilities. The Company did not record any cost in excess of net asset value (i.e., goodwill) as a result of the acquisition accounting; however, it did record intangible assets related to the associated referral sources and is amortizing these costs over the expected life of the referral source, which is estimated to be fifteen years. Any change in assumptions could either result in a decrease or increase in the estimated life of a referral source. A decrease in estimated life would reduce the Company’s net income and an increase in estimated life would increase the Company’s net income. Also, a change in assumptions could result in the Company recording non-amortizable goodwill as a result of acquisition accounting.

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

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, liability or equity security, guarantees that are made on behalf of another entity’s performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for reporting periods ending after December 15, 2002. The Company is in the process of assessing the impact of FIN 45 recognition and measurement provisions on its consolidated financial statements and does not believe that its adoption will have a significant impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require these disclosures in interim financial information. The Company continues to account for their stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of SFAS 148.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

In 2002, the Company transitioned to once again supporting a manufacturing site at its corporate location to assemble its personal response equipment. In connection with this, the Company ended its outsourcing arrangement with an outside electronics product manufacturer. There can be no assurance that the decision to assemble its equipment will result in the anticipated cost containment or that the Company will maintain cost of sales at a relatively consistent percentage of product sales. This could have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company has recently launched a number of marketing initiatives intended to increase its market penetration. These initiatives include a direct marketing campaign, which is targeted primarily toward potential referral sources, and a campaign to increase the Company’s market among senior living facilities. These sales initiatives will require management attention and financial resources, including the incurrence of fixed costs, and the return to the Company from these initiatives could be less than anticipated by the Company.

The Company’s results are partially dependent on its ability to develop services and products that keep pace with continuing technological changes, evolving industry standards, changing subscriber preferences and new service and product introductions by the Company’s competitors. There can be no assurance that services, products or technologies developed by others will not render the Company’s services or products noncompetitive or obsolete.

The Company’s ability to continue to increase service revenue is a key factor in its long-term growth, and there can be no assurance that the Company will be able to do so. The Company’s service revenue growth is partially dependent on its ability to increase the number of subscribers served by its monitoring centers by an amount which exceeds the number of subscribers lost. The Company’s failure to increase service revenue could have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company’s monitoring operations are concentrated principally in its corporate headquarters facility. Although the Company believes that it has constructed safeguards to protect against system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, weather or other similar events or for any other reason, could have a material adverse effect on the Company’s business, financial condition, or results of operations. In order to mitigate the negative effect of a disruption of service, the Company recently signed a lease for a second U.S. call center, which is also located in Framingham, Massachusetts. The Company expects to occupy the new facility during the second quarter of 2003. There can be no assurance, however, that costs incurred in connection with the start-up of the new facility will not have a material adverse effect on the Company’s business, financial condition or results of operations, or that the second call center will not be affected by the same disruption that affects the corporate headquarters facility.

The Company may expand its operations through the acquisition of additional businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. In addition, acquisitions may involve a number of special risks, including diversion of management’s attention, higher than anticipated integration costs, failure to retain key acquired personnel, unanticipated events, contingent liabilities and amortization of acquired intangible assets. There can be no assurance that the acquired businesses, if any, will achieve anticipated revenues or earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at March 31, 2003. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company’s balance sheet periodically includes an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. The Company has the ability to obtain revolving credit loans with an interest rate based on the London Interbank Offered Rate (LIBOR) or revolving credit loans with an interest rate based on the lender’s prime interest rate. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company’s interest expense. As of March 31, 2003, the Company did not have any outstanding balances associated with its credit facility and therefore its consolidated financial position, results of operations or cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

The Company’s earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company’s Canadian subsidiary into the reporting currency (U.S. Dollar). As such, the Company’s exposure to changes in Canadian exchange rates could impact the Company’s consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of March 31, 2003 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates would not materially affect the Company’s consolidated financial position, results of operations or cash flows. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for its services/products as a result of the currency fluctuations or otherwise.

ITEM 4. CONTROLS AND PROCEDURES

1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

2. Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K—The Company filed a report on Form 8-K on April 2, 2003 reporting under Item 12 thereof, its preliminary results for the quarter ended March 31, 2003, and on April 15, 2003 reporting under Item 12 thereof, its results for the quarter ended March 31, 2003.

(b)	Exhibits—The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page 25 hereof

LIFELINE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2003	LIFELINE SYSTEMS, INC.
Date	Registrant

/s/ RONALD FEINSTEIN
Ronald Feinstein Chief Executive Officer

/s/ DENNIS M. HURLEY
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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	/s/ RONALD FEINSTEIN
Ronald Feinstein Chief Executive Officer

CERTIFICATIONS

I, Dennis M. Hurley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lifeline Systems, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	/s/ DENNIS M. HURLEY
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

Exhibit No.	Exhibit	SEC Document Reference

10.1	Restricted Stock Agreement dated February 13, 2003 between the Registrant and Ronald Feinstein

10.2	Nonstatutory Stock Option Agreement dated February 13, 2003 between the Registrant and Ronald Feinstein

99.1	Section 906 certification