Form 10-Q
period 2003-06-30
LIFELINE SYSTEMS INC
filed 2003-08-11
CIK 720195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

NONE

Securities registered pursuant to Section 12(b) of the Act

Securities registered pursuant to Section 12(g) of the Act

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

Number of shares outstanding of the issuer’s class of common stock as of July 31, 2003: 6,628,024

LIFELINE SYSTEMS, INC.

LIFELINE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,202	$11,065
Accounts receivable, net	10,107	10,416
Inventories	6,129	5,457
Net investment in sales-type leases	2,298	2,220
Prepaid expenses and other current assets	2,072	2,323
Deferred income taxes	1,253	1,602

Total current assets	39,061	33,083
Property and equipment, net	33,351	31,418
Goodwill, net	7,226	7,226
Other intangible assets, net	7,012	7,365
Net investment in sales-type leases	4,339	4,434
Other assets	149	134

Total assets	$91,138	$83,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,981	$2,341
Accrued expenses	5,991	3,332
Accrued payroll and payroll taxes	3,478	4,409
Accrued income taxes	2,280	1,691
Deferred revenues	1,098	877
Current portion of capital lease obligation, product warranty and other current liabilities	264	575
Accrued restructuring and other non-recurring charges	—	310

Total current liabilities	15,092	13,535
Deferred income taxes	7,142	7,251
Long term portion of capital lease obligation and other non-current liabilities	—	81

Total liabilities	22,234	20,867
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value, 20,000,000 shares authorized, 7,245,783 shares issued at June 30, 2003 and 7,101,227 shares issued at December 31, 2002	145	142
Additional paid-in capital	25,751	23,869
Retained earnings	48,004	43,576
Less: Treasury stock at cost, 621,089 shares at June 30, 2003 and December 31, 2002	(4,556)	(4,556)
Unearned compensation expense	(697)	—
Accumulated other comprehensive income (loss) cumulative translation adjustment	257	(238)

Total stockholders’ equity	68,904	62,793

Total liabilities and stockholders’ equity	$91,138	$83,660

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands except for per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues
Services	$22,225	$19,245	$43,652	$37,638
Net product sales	5,999	6,878	11,073	13,033
Finance and rental income	345	338	646	649

Total revenues	28,569	26,461	55,371	51,320

Costs and expenses
Cost of services	11,935	10,995	23,817	21,612
Cost of sales	1,906	2,327	3,499	4,232
Selling, general, and administrative	10,719	9,644	20,569	18,915
Research and development	470	448	975	911
Restructuring and other non-recurring items	(700)	—	(700)	—

Total costs and expenses	24,330	23,414	48,160	45,670

Income from operations	4,239	3,047	7,211	5,650

Other income (expense)
Interest income	53	26	97	50
Interest expense	(11)	(62)	(23)	(141)
Other income	71	45	96	32

Total other income (expense), net	113	9	170	(59)

Income before income taxes	4,352	3,056	7,381	5,591
Provision for income taxes	1,742	1,223	2,953	2,237

Net income	2,610	1,833	4,428	3,354

Other comprehensive income, net of tax
Foreign currency translation adjustments	297	113	173	113

Comprehensive income	$2,907	$1,946	$4,601	$3,467

Net income per weighted average share:
Basic	$0.40	$0.29	$0.68	$0.52

Diluted	$0.38	$0.27	$0.66	$0.50

Weighted average shares:
Basic	6,541	6,429	6,517	6,389

Diluted	6,833	6,778	6,760	6,737

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$4,428	$3,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,604	4,867
Amortization of unearned compensation	57	—
Deferred income tax provision (benefit)	240	(63)
Changes in operating assets and liabilities:
Accounts receivable	423	38
Inventories	(672)	(1,566)
Net investment in sales-type leases	17	517
Prepaid expenses, other current assets and other assets	491	384
Accrued payroll and payroll taxes	(1,045)	(1,059)
Accounts payable, accrued expenses and other liabilities	2,048	1,301
Income taxes payable	373	923
Accrued restructuring charge	(310)	(472)

Net cash provided by operating activities	11,654	8,224

Cash flows from investing activities:
Additions to property and equipment	(5,982)	(3,875)
Business purchases and other	(751)	(1,387)

Net cash used in investing activities	(6,733)	(5,262)

Cash flows from financing activities:
Principal payments under long term obligations	(52)	(7,029)
Proceeds from issuance of common stock	1,131	1,572

Net cash provided by (used in) financing activities	1,079	(5,457)

Effect of foreign exchange on cash	137	108

Net increase (decrease) in cash and cash equivalents	6,137	(2,387)
Cash and cash equivalents at beginning of period	11,065	5,742

Cash and cash equivalents at end of period	$17,202	$3,355

Non-cash activity:
Deferred compensation	$—	5

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of June 30, 2003 and the consolidated statements of income and cash flows for the three and six months ended June 30, 2003 and 2002.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2003, for the year ended December 31, 2002.

The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

2.	Details of certain balance sheet captions are as follows (in thousands):

	June 30,	December 31,
	2003	2002
Inventories:
Purchased parts and assemblies	$1,904	$1,971
Work-in-process	159	132
Finished goods	4,066	3,354

	$6,129	$5,457

Property and equipment:
Equipment	$28,652	$31,979
Furniture and fixtures	2,879	2,986
Equipment provided to customers	19,784	17,477
Equipment under capital leases	258	322
Leasehold improvements	6,094	5,982
Capital in progress	4,637	1,708

	62,304	60,454
Less: accumulated depreciation and amortization	(28,953)	(29,036)

Total property and equipment, net	$33,351	$31,418

During 2003, the Company removed from its books approximately $4.9 million of fully depreciated property and equipment and the related accumulated depreciation, which is no longer in use.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    STOCKHOLDERS’ EQUITY

At December 31, 2002, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with respect to the measurement of compensation cost for options granted under the Company’s stock-based employee compensation plans. No employee compensation expense has been recorded as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2003 and 2002 as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Net income, as reported	$2,610	$1,833	$4,428	$3,354
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of tax	(368)	(301)	(735)	(624)

Pro forma net income	$2,242	$1,532	$3,693	$2,730

Earnings per share
Basic—as reported	$0.40	$0.29	$0.68	$0.52

Basic—pro forma	$0.34	$0.24	$0.57	$0.43

Diluted—as reported	$0.38	$0.27	$0.66	$0.50

Diluted—pro forma	$0.33	$0.23	$0.55	$0.41

For the three and six months ended June 30, 2003, options to purchase 47,850 and 294,030 shares, respectively, at an average exercise price of $26.02 and $24.09 per share, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. For the three months ended June 30, 2002, there were no options excluded from the computation of diluted net income per share. For the six months ended June 30, 2002, options to purchase 46,200 shares at an average exercise price of $26.01 were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    STOCKHOLDERS’ EQUITY (continued)

Restricted Stock

In accordance with the terms of a new employment agreement between the Company and its Chief Executive Officer, the Company issued 36,000 shares of restricted stock effective February 13, 2003, in consideration of future services. The shares are subject to vesting at the rate of one-third of such shares at the end of the 36th month following the date of grant, one third at the end of the 48th month following the date of grant, and one-third at the end of the 60th month following the date of grant. The fair market value of the shares was recorded as unearned compensation expense within Stockholders’ Equity and is being expensed as part of selling, general and administrative expenses from the date of issuance over the vesting period.

4.    SEGMENT INFORMATION

The Company operates in one industry segment. Its operations consist of providing personal response services associated with those products it designs, assembles and markets. The Company maintains sales, marketing and monitoring operations in both the United States and Canada.

Geographic Segment Data

Net revenues from customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended June 30, 2003 and 2002 and the financial position as of June 30, 2003 and December 31, 2002 is presented as follows:

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net Sales:
United States	$25,677	$24,317	$50,058	$47,268
Canada	2,892	2,144	5,313	4,052

	$28,569	$26,461	$55,371	$51,320

Net Income:
United States	$2,344	$1,615	$4,014	$2,970
Canada	266	218	414	384

	$2,610	$1,833	$4,428	$3,354

	June 30, 2003	December 31, 2002
Total Assets:
United States	$83,062	$77,317
Canada	8,076	6,343

	$91,138	$83,660

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    RESTRUCTURING AND NON RECURRING CHARGES

In September 2000, the Company recorded a pre-tax non-recurring charge of approximately $2.7 million for costs it expected to incur to address erroneous low-battery signals in some of its personal help buttons. Included in the non-recurring charge were material and mailing costs for exchanging buttons, providing hospital programs with higher inventory levels for the planned swap, and the cost of installer visits to subscriber homes to replace the buttons.

On May 1, 2003, the Company reached an agreement with one of its former vendors related to the Company’s aforementioned erroneous low battery signal. The vendor paid the Company $0.7 million in exchange for a mutual release of claims and the Company recorded this settlement as a restructuring and other non-recurring item. The payment reimburses the Company for some of the costs it incurred in addressing this matter.

The Company utilized the remaining accrued restructuring balance as of June 30, 2003.

6.    LONG TERM DEBT

In August 2002, the Company entered into a $15.0 million revolving credit agreement. The agreement has two components, the first of which is the ability to obtain a revolving credit loan with an interest rate based on the London Interbank Offered Rate (LIBOR). The second component is the ability to obtain a revolving credit loan with an interest rate based on the lender’s prime interest rate. The Company has the option to elect to convert any outstanding revolving credit loan to a revolving credit loan of the other type. The agreement contains several covenants, including the Company maintaining certain levels of financial performance. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and an operating cash flow to total debt service ratio of no less than 1.75 to 1.0. In addition, there are certain negative covenants that include restrictions on the disposition of the Company’s assets, restrictions on the Company’s capacity to obtain additional debt financing, and restrictions on its investment portfolio. The agreement also requires the Company to pay a commitment fee of one quarter of one percent (1/4%) per annum on the unused amount of the credit facility. This revolving credit agreement matures in August 2005. As of June 30, 2003 the Company did not have any debt outstanding under this line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    GOODWILL AND INTANGIBLES

During the first six months of 2003, the Company recorded intangible assets related to provider agreements whereby it agrees to provide monitoring and/or business support services to the customer under a LMS or BMS program in accordance with the terms of the agreement. The Company has historically amortized the acquisition costs over the life of the agreements, which is typically five years.

The Company has obtained the guidance of an independent valuation expert in the determination of assessing the appropriate values of the assets identified in the aforementioned BMS program acquisitions and provider agreements. One of the assets identified was referral sources, which is estimated to have a useful life of up to fifteen years.

Intangible Assets

At June 30, 2003 and December 31, 2002, the majority of the acquired intangible assets were related to provider agreements entered into with customers for conversion to services provided by the Company:

(Dollars in thousands)

	June 30, 2003	December 31, 2002
Gross carrying amount	$14,711	$13,774
Less: accumulated amortization	(7,699)	(6,409)

Net book value	$7,012	$7,365

All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets, which is included in cost of services, for the six months ended June 30, 2003 and 2002 was approximately $1,178,000 and $1,033,000 respectively.

Estimated amortization expense for the current fiscal year and the succeeding four years is as follows:

Fiscal Year Ended
December 31,	Amount
2003	$2,341
2004	2,000
2005	1,078
2006	573
2007	415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, such as the Company’s product warranty, liability or equity security, guarantees that are made on behalf of another entity’s performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for reporting periods ending after December 15, 2002. The Company is in the process of assessing the impact of FIN 45 recognition and measurement provisions on its consolidated financial statements. The Company does not believe that the adoption of FIN 45 will have a significant impact on its financial statements.

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

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). The Company has assessed the impact of FIN 46 and does not believe FIN 46 to impact the consolidated financial statements of the Company at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    SUBSEQUENT EVENT

In July 2003, the Company completed the acquisition of the assets of the Emergency Response Systems business unit of March Networks Corporation, a privately held developer of broadband IP applications and delivery platforms. The acquisition includes the Emergency Response Systems and Outreach Personal Emergency Response Services of March Networks. The terms of the all cash acquisition includes an earn-out provision. The Company does not expect this acquisition to have a material impact on its results of operations for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS

Total revenues for the three and six months ended June 30, 2003 increased approximately 8% to $28.6 million and $55.4 million, respectively as compared to total revenues of $26.5 million and $51.3 million, respectively for the same periods in 2002.

Service revenues grew 15% to $22.2 million for the second quarter of 2003 from $19.2 million for the second quarter of 2002. For the six months ended June 30, 2003, service revenues grew 16% to $43.7 million from $37.6 million for the same period in 2002 and represented approximately 79% of the Company’s year-to-date total revenues as compared to 73% for the first six months of 2002. The growth in the Company’s service revenues is a result of its effective pricing strategies, the organic growth it experienced in its monitored subscriber base and the conversion of hospital programs to the Company’s higher service revenue offerings such as its Business Management Services (“BMS”) program. Overall, the Company achieved a 5% increase in its monitored subscriber base to 375,000 subscribers as of June 30, 2003 from 356,000 as of June 30, 2002. The Company’s ability to sustain the current level of service revenue growth depends on its ability to continue to make improvements in service delivery, expand the market for its personal response services, convert community hospital programs to services provided by the Company and increase its focus on market development. In addition, the Company is developing new subscriber growth opportunities that are intended to increase market penetration and build more awareness of the service the Company provides, thereby facilitating growth in subscribers. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly will be factors in meeting its growth objective.

Net product revenues for the second quarter of 2003 decreased 13% to $6.0 million as compared to $6.9 million for the second quarter of 2002. For the six months ended June 30, 2003, net product revenues were $11.1 million, a decrease of 15% from $13.0 million for the same period in 2002. The majority of the decrease for the three and six months ended June 30, 2003 was due to a lower volume of home communicator sales experienced by the Company, reflecting the gradual transition of its healthcare channel to the Company’s full service recurring revenue model coupled with capital constraints its hospital customers are encountering when needing to purchase new home communicators. This decline in volume was mitigated in part by growth the Company experienced with sales to its senior living customers. Net product revenue generated by senior living customers was approximately $1.9 million for the first six months of 2003 as compared to $1.0 million for the same period in 2002. The Company expects that equipment sales may decline for the year ended December 31, 2003.

Finance and rental income, representing revenue earned from the Company’s portfolio of sales-type leases, increased approximately 2% in the second quarter of 2003 to $0.35 million, from $0.34 million for the second quarter of 2002. For the six months ended June 30, 2003, finance and rental income was consistent with the first six months of 2002 at approximately $0.65 million. With the Company’s focus on its service offerings it expects finance income to decline in future periods because such income is directly related to product sales.

Cost of services, as a percentage of service revenues, improved 3% to 54% for the quarter ended June 30, 2003 as compared to 57% for the three months ended June 30, 2002. For the six months ended June 30, 2003, cost of services improved to 55% from 57% for the same period in 2002. The improvement is mainly attributable to the Company’s goal of making its service offerings more profitable by implementing productivity and process improvements in its call centers, leveraging the capabilities of its CareSystem monitoring platform and effective pricing strategies. On a dollar basis, cost of services increased $2.2 million to $23.8 million for the six months ended June 30, 2003 from $21.6 million from the comparable prior period as a result of the following factors. During the first half of 2003, the company incurred expenditures associated with its new back-up U.S. call monitoring facility, such as rent and building operating costs, that it did not incur during the first six months of 2002. The growth in the number of subscribers serviced under the Company’s BMS program resulted in an increase in related expenses applicable to operating this full service offering, such as depreciation of the cost of home communicators provided to those subscribers served under this model as well as certain operational costs including data entry, customer service and information technology operations. The Company continues to focus on improving its service margins.

Cost of product sales as a percentage of net product sales, was 32% for the three and six months ended June 30, 2003 as compared to 34% and 32% for the three and six months ended June 30, 2002, respectively. The Company’s improvement was due to the higher average selling price per unit it experienced during the first six months of 2003 coupled with the fact that it had significantly lower sales of its site-monitoring platform, as compared to the first six months of 2002, which has a cost that is higher as a percentage of product sales than the cost of the Company’s home communicators. The Company is also experiencing efficiencies created by performing manufacturing assembly functions at its corporate location, that it did not experience during 2002. The Company expects, however, that it may experience an increase in cost of product sales, as a percentage of net product sales for 2003, as a result of an expected increase in sales of emergency call systems to senior living facilities that also has a cost that is higher as a percentage of revenues than the cost of the Company’s home communicators.

Selling, general and administrative (“SG&A”) expenses as a percentage of total revenues were 38% for the second quarter of 2003 as compared to 36% for the second quarter of 2002. SG&A expenses were 37% for the six months ended June 30, 2003 and 2002. SG&A expenditures increased approximately $1.7 million to $20.6 million for the first six months of 2003 from $18.9 million for the same period in 2002, as a result of the following factors. The Company incurred expenditures associated with the start up of its new direct marketing campaigns and other marketing initiatives, such as the Lifeline Academy, a training and development program provided by the Company for its key hospital partners. During the first six months of 2003, the Company also incurred increased expenses in support of its senior living initiative. The Company expects that SG&A expenses, as a percentage of total revenues will remain relatively consistent as a percentage of total revenues during the remainder of 2003 as it continues with its business initiatives.

Research and development expenses were nearly 2% of total revenues for the three and six months ended June 30, 2003 and 2002. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level for the remainder of 2003.

On May 1, 2003, the Company reached an agreement with one of its former vendors related to the Company’s previously mentioned erroneous low battery signal in some of its personal help buttons. The vendor paid the Company $0.7 million in exchange for a mutual release of claims and the Company recorded this settlement as a restructuring and other non-recurring item. The payment reimburses the Company for some of the costs it incurred in addressing this matter.

The Company’s effective tax rate was 40% for the three and six months ended June 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2003, the Company’s portfolio of cash and cash equivalents increased approximately $6.1 million to $17.2 million from $11.1 million at December 31, 2002. The majority of the increase is a direct result of cash provided by operating activities of $11.7 million and included an increase in its accounts payable and accrued expenses of $2.0 million, primarily as a result of the timing of expenditures related to its business and marketing initiatives, including its direct marketing campaigns and Lifeline Academy program. Offsetting some of the increase was the purchase of property and equipment of approximately $6.0 million which included purchases for the Company’s back-up U.S. call monitoring facility, net payroll related payments of $1.1 million, primarily as a result of the payout of management and sales bonuses relating to the Company’s fiscal 2002 results and nearly $0.8 million for acquisitions of distributors of the Company’s personal response products and services. The Company also experienced a net inventory increase of approximately $0.7 million but anticipates its inventory balance will begin to decline during 2004 as it completes a full year of manufacturing assembly functions at its corporate location.

In August 2002, the Company entered into a $15.0 million revolving credit agreement. The agreement has two components, the first of which is the ability to obtain a revolving credit loan with an interest rate based on the London Interbank Offered Rate (LIBOR). The second component is the ability to obtain a revolving credit loan with an interest rate based on the lender’s prime interest rate. The Company has the option to elect to convert any outstanding revolving credit loan to a revolving credit loan of the other type. The agreement contains several covenants, including the Company maintaining certain levels of financial performance. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and an operating cash flow to total debt service ratio of no less than 1.75 to 1.0. In addition, there are certain negative covenants that include restrictions on the disposition of the Company’s assets, restrictions on the Company’s capacity to obtain additional debt financing, and restrictions on its investment portfolio. The agreement also requires the Company to pay a commitment fee of one quarter of one percent (1/4%) per annum on the unused amount of the credit facility. This revolving credit agreement matures in August 2005. As of June 30, 2003 the Company did not have any debt outstanding under this line.

The following summarizes the Company’s existing contractual obligations as of June 30, 2003 and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(Dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter (1)
Contractual Obligations (2):
Capital leases	$45	$6	—	—	—	—
Operating leases	720	1,548	$1,483	$1,382	$1,315	$7,964

Total Obligations	$765	$1,554	$1,483	$1,382	$1,315	$7,964

(1)	The majority of this amount represents contractual obligations on the Company’s corporate facility lease through the year 2013 and its second U.S. call center through 2012.
(2)	The table does not include the line of credit, for up to $15 million, which matures in August 2005 and with respect to which no amounts were outstanding at June 30, 2003.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and the availability from time to time under its line of credit. The Company expects these sources will be sufficient to finance the operating cash needs of the Company through the next twelve months. This includes the continued investment in its response center platform, the requirements of its internally funded lease financing program and other investments in support of its current business. The Company may from time to time consider potential strategic acquisitions that may not be able to be financed through these sources. In such an event, the Company may consider appropriate alternative financing vehicles.

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

Goodwill and intangible assets

Acquisition accounting requires extensive use of estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values at the date of acquisition. Costs are then allocated to identifiable intangible assets and are generally amortized on a straight-line basis over the estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. During the six months ended June 30, 2003, the Company finalized the acquisition accounting associated with the purchases of distributors of the Company’s personal response products and services during the year ended December 31, 2002. The Company used accounting estimates and judgments and the guidance of an independent valuation expert, to determine the fair value of these assets and liabilities. The Company did not record any cost in excess of net asset value (i.e., goodwill) as a result of the acquisition accounting; however, it did record intangible assets related to the associated referral sources and is amortizing these costs over the expected life of the referral source, which is estimated to be fifteen years. Any change in assumptions could either result in a decrease or increase in the estimated life of a referral source. A decrease in estimated life would reduce the Company’s net income and an increase in estimated life would increase the Company’s net income. Also, a change in assumptions could result in the Company recording non-amortizable goodwill as a result of acquisition accounting.

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

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies” (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset, such as the Company’s product warranty, liability or equity security, guarantees that are made on behalf of another entity’s performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for reporting periods ending after December 15, 2002. The Company is in the process of assessing the impact of FIN 45 recognition and measurement provisions on its consolidated financial statements and does not believe that its adoption will have a significant impact on the Company’s financial statements.

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

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). The Company has assessed the impact of FIN 46 and does not believe FIN 46 to impact the consolidated financial statements of the Company at this time.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

The Company has recently launched a number of marketing initiatives intended to increase its market penetration. These initiatives include a direct marketing campaign, which is targeted primarily toward market development, and a campaign to increase the Company’s market among senior living facilities. These sales initiatives will require management attention and financial resources, including the incurrence of fixed costs, and the return to the Company from these initiatives could be less than anticipated by the Company.

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

In order to mitigate the negative effect of a disruption of service of its monitoring services (including as a result of system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, weather or other similar events or for any other reason), the Company recently opened a second U.S. call center, which is also located in Framingham, Massachusetts. There can be no assurance, however, that the second call center will not be affected by the same disruption that affects the corporate headquarters facility.

The Company may expand its operations through the acquisition of additional businesses, such as the recent acquisition of the assets of the Emergency Response Systems business unit of March Networks Corporation, a privately held developer of broadband IP applications and delivery platforms. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. In addition, acquisitions may involve a number of special risks, including diversion of management’s attention, higher than anticipated integration costs, failure to retain key acquired personnel, unanticipated events, contingent liabilities and amortization of acquired intangible assets. There can be no assurance that the acquired businesses, if any, will achieve anticipated revenues or earnings.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at June 30, 2003. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company’s balance sheet periodically includes an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. The Company has the ability to obtain revolving credit loans with an interest rate based on the London Interbank Offered Rate (LIBOR) or revolving credit loans with an interest rate based on the lender’s prime interest rate. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company’s interest expense. As of June 30, 2003, the Company did not have any outstanding balances associated with its credit facility and therefore its consolidated financial position, results of operations or cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

The Company’s earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company’s Canadian subsidiary into the reporting currency (U.S. Dollar). As such, the Company’s exposure to changes in Canadian exchange rates could impact the Company’s consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of June 30, 2003 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates would not materially affect the Company’s consolidated financial position, results of operations or cash flows. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for its services/products as a result of the currency fluctuations or otherwise.

ITEM 4.    CONTROLS AND PROCEDURES

1.    Evaluation of disclosure controls and procedures.    Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

2.    Changes in internal controls.    During the period covered by this Quarterly Report on Form 10-Q, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 21, 2003. The stockholders of the Company elected members of the Board of Directors, approved an amendment to the Company’s 2000 Stock Incentive Plan and ratified the selection of PricewaterhouseCoopers LLP as the Company’s auditors for 2003.

	NUMBER OF SHARES OF COMMON STOCK
	FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
Ellen Feingold	6,008,842	—	—	28,278
Ronald Feinstein	5,870,476	—	—	166,644
Joseph E. Kasputys, Ph.D.	5,876,114	—	—	161,006

Amendment of the Company’s 2000 Stock Incentive Plan	3,803,263	1,122,627	39,097	—

Ratification of appointment of PricewaterhouseCoopers LLP	5,978,741	53,027	5,352	—

The directors whose terms in office continued after the meeting were Everett N. Baldwin, L. Dennis Shapiro, S. Ward Casscells, III, M.D., Carolyn C. Roberts and Gordon C. Vineyard, M.D.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K—The Company filed a report on Form 8-K on July 16, 2003 reporting under Item 12 thereof, its results for the quarter ended June 30, 2003.

(b)	Exhibits—The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page 24 hereof

LIFELINE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2003 Date	LIFELINE SYSTEMS, INC. Registrant

/s/ RONALD FEINSTEIN Ronald Feinstein Chief Executive Officer /s/ MARK G. BEUCLER Mark G. Beucler Vice President of Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit No.	Exhibit	SEC Document Reference

31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002