Form 10-Q
period 2003-09-30
LIFELINE SYSTEMS INC
filed 2003-11-12
CIK 720195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

Number of shares outstanding of the issuer’s class of common stock as of October 31, 2003: 6,677,423

LIFELINE SYSTEMS, INC.

LIFELINE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,317	$11,065
Accounts receivable, net	9,979	10,416
Inventories	6,334	5,457
Net investment in sales-type leases	2,199	2,220
Prepaid expenses and other current assets	2,447	2,323
Deferred income taxes	1,789	1,602

Total current assets	42,065	33,083
Property and equipment, net	33,059	31,418
Goodwill, net	7,226	7,226
Other intangible assets, net	8,951	7,365
Net investment in sales-type leases	4,501	4,434
Other assets	336	134

Total assets	$96,138	$83,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,072	$2,341
Accrued expenses	5,428	3,332
Accrued payroll and payroll taxes	4,861	4,409
Accrued income taxes	2,055	1,691
Deferred revenues	1,139	877
Current portion of capital lease obligation, product warranty and other current liabilities	279	575
Accrued other non-recurring charge	—	310

Total current liabilities	16,834	13,535
Deferred income taxes	7,058	7,251
Long term portion of capital lease obligation and other non-current liabilities	203	81

Total liabilities	24,095	20,867
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value, 20,000,000 shares authorized, 7,270,844 shares issued at September 30, 2003 and 7,101,227 shares issued at December 31, 2002	145	142
Additional paid-in capital	26,136	23,869
Retained earnings	50,720	43,576
Less: Treasury stock at cost, 621,089 shares at September 30, 2003 and December 31, 2002	(4,556)	(4,556)
Unearned compensation expense	(660)	—
Accumulated other comprehensive income (loss) cumulative translation adjustment	258	(238)

Total stockholders’ equity	72,043	62,793

Total liabilities and stockholders’ equity	$96,138	$83,660

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands except for per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues
Services	$23,258	$19,841	$66,910	$57,479
Net product sales	5,856	6,167	16,929	19,200
Finance and rental income	310	338	956	987

Total revenues	29,424	26,346	84,795	77,666

Costs and expenses
Cost of services	12,186	11,115	36,003	32,727
Cost of sales	2,019	1,746	5,518	5,978
Selling, general, and administrative	10,268	9,548	30,837	28,463
Research and development	456	387	1,431	1,298
Other non-recurring item (Note 5)	—	—	(700)	—

Total costs and expenses	24,929	22,796	73,089	68,466

Income from operations	4,495	3,550	11,706	9,200

Other income (expense)
Interest income	56	23	152	73
Interest expense	(11)	(1)	(33)	(142)
Other income (expense)	(15)	—	81	32

Total other income (expense), net	30	22	200	(37)

Income before income taxes	4,525	3,572	11,906	9,163
Provision for income taxes	1,809	1,429	4,762	3,666

Net income	2,716	2,143	7,144	5,497
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	(115)	298	(2)

Comprehensive income	$2,716	$2,028	$7,442	$5,495

Net income per weighted average share:
Basic	$0.41	$0.33	$1.09	$0.86

Diluted	$0.39	$0.32	$1.05	$0.82

Weighted average shares:
Basic	6,637	6,458	6,541	6,407

Diluted	7,016	6,728	6,831	6,730

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$7,144	$5,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,561	7,484
Amortization of unearned compensation	94	—
Deferred income tax provision (benefit)	(380)	350
Changes in operating assets and liabilities:
Accounts receivable	550	1,517
Inventories	(877)	(2,116)
Net investment in sales-type leases	(46)	612
Prepaid expenses, other current assets and other assets	(195)	(290)
Accrued payroll and payroll taxes	340	(862)
Accounts payable, accrued expenses and other liabilities	3,133	3,135
Accrued other non-recurring charge	(310)	(699)

Net cash provided by operating activities	18,014	14,628

Cash flows from investing activities:
Additions to property and equipment	(8,018)	(5,821)
Business purchases and other	(3,332)	(2,133)

Net cash used in investing activities	(11,350)	(7,954)

Cash flows from financing activities:
Principal payments under long term obligations	(74)	(7,056)
Proceeds from issuance of common stock	1,516	1,614
Repayment of notes by officer	—	550

Net cash provided by (used in) financing activities	1,442	(4,892)

Effect of foreign exchange on cash	146	(13)

Net increase in cash and cash equivalents	8,252	1,769
Cash and cash equivalents at beginning of period	11,065	5,742

Cash and cash equivalents at end of period	$19,317	$7,511

Non-cash activity:
Deferred compensation	—	(5)

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of September 30, 2003 and the consolidated statements of income and cash flows for the three and nine months ended September 30, 2003 and 2002.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, commonly referred to as the SEC, on March 27, 2003, for the year ended December 31, 2002.

The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

2.	Details of certain balance sheet captions are as follows (in thousands):

	September 30, 2003	December 31, 2002
Inventories:
Purchased parts and assemblies	$1,862	$1,971
Work-in-process	150	132
Finished goods	4,322	3,354

	$6,334	$5,457

Property and equipment:
Equipment	$30,277	$31,979
Furniture and fixtures	3,840	2,986
Equipment provided to customers	20,939	17,477
Equipment under capital leases	258	322
Leasehold improvements	8,149	5,982
Construction in progress	865	1,708

	64,328	60,454
Less: accumulated depreciation and amortization	(31,269)	(29,036)

Total property and equipment, net	$33,059	$31,418

During the nine months ended September 30, 2003 and for the year ended December 31, 2002, the Company removed from its books approximately $4.9 million and $3.0 million, respectively, of fully depreciated property and equipment and the related accumulated depreciation, which is no longer in use.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

3.	STOCKHOLDERS’ EQUITY

At December 31, 2002, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with respect to the measurement of compensation cost for options granted under the Company’s stock-based employee compensation plans. No employee compensation expense has been recorded as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Net income, as reported	$2,716	$2,143	$7,144	$5,497
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of tax	(367)	(302)	(1,102)	(925)

Pro forma net income	$2,349	$1,841	$6,042	$4,572

Earnings per share
Basic - as reported	$0.41	$0.33	$1.09	$0.86

Basic - pro forma	$0.35	$0.29	$0.92	$0.71

Diluted - as reported	$0.39	$0.32	$1.05	$0.82

Diluted - pro forma	$0.33	$0.27	$0.88	$0.68

For the three months ended September 30, 2003 and 2002, there were no options excluded from the computation of diluted net income per share. For the nine months ended September 30, 2003 and 2002, options to purchase 47,700 shares and 51,550 shares, respectively, at an average exercise price of $26.02 per share and $26.05 per share, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

3.	STOCKHOLDERS’ EQUITY (continued)

Restricted Stock

In accordance with the terms of a new employment agreement between the Company and its Chief Executive Officer, the Company issued 36,000 shares of restricted stock to its Chief Executive Officer, effective February 13, 2003, in consideration of future services. The shares are subject to vesting at the rate of one-third of such shares at the end of the 36th month following the date of grant, one third at the end of the 48th month following the date of grant, and one-third at the end of the 60th month following the date of grant. The fair market value of these shares was recorded as unearned compensation expense within Stockholders’ Equity and is being expensed as part of selling, general and administrative expenses from the date of issuance over the vesting period.

4.	SEGMENT INFORMATION

The Company operates in one industry segment. Its operations consist of providing personal response services associated with its products. The Company maintains sales, marketing and monitoring operations in both the United States and Canada.

Geographic Segment Data

Net revenues from customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended September 30, 2003 and 2002 and the financial position as of September 30, 2003 and December 31, 2002 is presented as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net Sales:
United States	$26,493	$24,213	$76,551	$71,481
Canada	2,931	2,133	8,244	6,185

	$29,424	$26,346	$84,795	$77,666

Net Income:
United States	$2,390	$1,969	$6,404	$4,939
Canada	326	174	740	558

	$2,716	$2,143	$7,144	$5,497

	September 30, 2003	December 31, 2002
Total Assets:
United States	$88,288	$77,317
Canada	7,850	6,343

	$96,138	$83,660

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

5.	NON RECURRING CHARGE

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

On May 1, 2003, the Company reached an agreement with one of its former vendors related to the Company’s aforementioned erroneous low battery signal. The vendor paid the Company $0.7 million in exchange for a mutual release of claims and the Company recorded this settlement as an other non-recurring item. The payment reimburses the Company for some of the costs it incurred in addressing this matter.

The Company utilized the remaining accrued non-recurring charge during the first half of 2003.

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

This revolving credit agreement matures in August 2005. As of September 30, 2003 the Company did not have any debt outstanding under this line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

7.	GOODWILL AND INTANGIBLES

In July 2003, the Company completed the acquisition of the assets of the Emergency Response Systems business unit of March Networks Corporation, a privately held developer of broadband IP applications and delivery platforms. The acquisition includes the Emergency Response Systems and Outreach Personal Emergency Response Services of March Networks. The terms of the all cash acquisition include an earn-out provision. The Company does not expect this acquisition to have a material impact on its results of operations for the year ended December 31, 2003.

During the first nine months of 2003, the Company recorded intangible assets related to provider agreements whereby it agrees to provide monitoring and/or business support services to the customer under a LMS or BMS program in accordance with the terms of the agreement. The Company amortizes the acquisition costs associated with LMS programs over the life of the agreements, which is typically five years.

The Company has obtained the guidance of an independent valuation expert in the determination of assessing the appropriate values of the assets identified in the aforementioned BMS program acquisitions and provider agreements. One of the assets identified was referral sources, which is estimated to have a useful life between five and fifteen years.

Intangible Assets

At September 30, 2003 and December 31, 2002, the majority of the acquired intangible assets were related to provider agreements entered into with customers for conversion to services provided by the Company:

(Dollars in thousands)

	September 30, 2003	December 31, 2002
Gross carrying amount	$17,272	$13,774
Less: accumulated amortization	(8,321)	(6,409)

Net book value	$8,951	$7,365

All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets, which is included in both cost of services and selling, general and administrative expenses, for the nine months ended September 30, 2003 and 2002 was approximately $1,818,000 and $1,553,000 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

7.	GOODWILL AND INTANGIBLES (continued)

Estimated amortization expense for the current fiscal year and the succeeding four years is as follows:

Fiscal Year Ended December 31,	Amount
2003	$2,442
2004	2,270
2005	1,348
2006	843
2007	682

8.	NEWLY ISSUED ACCOUNTING STANDARDS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

8.	NEWLY ISSUED ACCOUNTING STANDARDS (continued)

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

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). The Company has assessed the impact of FIN 46 and does not believe FIN 46 will impact the consolidated financial statements of the Company at this time.

9.	SUBSEQUENT EVENT

On October 13, 2003, the Company’s Board of Directors approved a two-for-one split of Lifeline Systems common stock in the form of a stock dividend. The two-for-one stock split is subject to the approval by shareholders of an increase in the number of shares the Company is authorized to issue.

A special shareholder meeting to approve an increase in the Company’s authorized common stock to 50,000,000 shares, $0.02 par value, from 20,000,000 shares is scheduled for December 3, 2003 for stockholders of record at the close of business on October 23, 2003. If the Company receives the requisite votes, the stock dividend will be payable on or about December 17, 2003 to stockholders of record on December 3, 2003. Upon completion of the stock split, approximately 13,300,000 shares of Lifeline common stock will be outstanding.

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

RESULTS OF OPERATIONS

Total revenues for the three months ended September 30, 2003 increased approximately 12% to $29.4 million from $26.3 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, total revenues were $84.8 million, a 9% increase from $77.7 million for the same period in 2002.

Service revenues, a key metric of the Company’s performance, grew 17% to $23.3 million for the third quarter of 2003 from $19.8 million for the third quarter of 2002. For the nine months ended September 30, 2003, service revenues grew 16% to $66.9 million from $57.5 million for the same period in 2002 and represented approximately 79% of the Company’s year-to-date total revenues as compared to 74% for the first nine months of 2002. The increase in the Company’s recurring service revenues is a result of its effective pricing strategies, the organic growth it experienced in its monitored subscriber base and the conversion of hospital programs to the Company’s higher service revenue offerings such as its Business Management Services (“BMS”) program. Overall, the Company achieved a 6% increase in its monitored subscriber base to 384,000 subscribers as of September 30, 2003 from 362,000 as of September 30, 2002. The Company’s ability to sustain the current level of service revenue growth depends on its ability to continue with enhancements in service delivery, retain subscribers for longer periods of time, develop strategies to capture larger monthly revenues per subscriber, expand the market for its personal response services and convert community hospital programs to services provided by the Company. In addition, the Company is developing new subscriber growth opportunities that are intended to increase market penetration and build more awareness of the service the Company provides, thereby facilitating growth in subscribers. The Company believes that the high quality of its services and its commitment to providing caring and rapid response to the at-risk elderly will be factors in meeting its growth objective.

Net product revenues for the third quarter of 2003 decreased 5% to $5.9 million as compared to $6.2 million for the third quarter of 2002. For the nine months ended September 30, 2003, net product revenues were $16.9 million, a decrease of 12% from $19.2 million for the same period in 2002. The expected decline is a result of a lower volume of home communicator sales by the Company for the three and nine months ended September 30, 2003 reflecting the continuing trend of its healthcare channel to convert to the Company’s full service offering as well as capital constraints the

Company’s hospital customers are encountering when needing to purchase new home communicators. This decline in volume was mitigated in part by growth the Company experienced with sales to its senior living facility customers. The Company expects that equipment sales for the year ended December 31, 2003 will be lower than the prior year.

Finance and rental income, representing revenue earned from the Company’s portfolio of sales-type leases, decreased approximately 8% in the third quarter of 2003 to $0.31 million, from $0.34 million for the third quarter of 2002. For the nine months ended September 30, 2003, finance and rental income was $0.96 million, a decrease of 3% from $0.99 million for the first nine months of 2002. With the Company’s focus on its service offerings it expects finance income to decline in future periods because such income is directly related to product sales.

Cost of services, as a percentage of service revenues, improved 4% to 52% for the quarter ended September 30, 2003 as compared to 56% for the same period in 2002. For the nine months ended September 30, 2003, cost of services was 54% of total service revenues, a 3% improvement from 57% for the nine months ended September 30, 2002. The improvement is mainly attributable to the Company’s strategy of making its service offerings more profitable by implementing productivity and process improvements in its call centers, leveraging the capabilities of its CareSystem monitoring platform and effective pricing strategies. On a dollar basis, cost of services increased $3.3 million to $36.0 million for the nine months ended September 30, 2003 from $32.7 million for the comparable prior period as a result of the following factors. During the first nine months of 2003, the Company incurred expenditures associated with its new back-up U.S. call monitoring facility, such as rent and building operating costs, that it did not incur during the first nine months of 2002. Also, the growth in the number of subscribers serviced under the Company’s BMS program resulted in an increase in related expenses such as depreciation of the cost of home communicators provided to BMS subscribers and certain operational costs including data entry, customer service and information technology operations. The Company continues to focus on improving its service margins.

Cost of product sales as a percentage of net product sales, increased 6% to 34% for the three months ended September 30, 2003 as compared to 28% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, cost of product sales increased to 33% from 31% for the same period in 2002. The percentage increases for the quarter and nine months ended September 30, 2003 was due to the increase in sales of emergency call systems to senior living facilities and sales as a result of the Company’s July 2003 acquisition of the personal emergency response business unit of March Networks. Those products have higher costs as percentages of product sales than the Company’s traditional home communicator healthcare sales. The Company expects that it will experience an increase in cost of product sales, as a percentage of net product sales for the year ended December 31, 2003, as a result of its senior living initiative.

Selling, general and administrative (“SG&A”) expenses as a percentage of total revenues decreased 1% for both the third quarter and nine months ended September 30, 2003 to 35% and 36%, respectively, from 36% and 37% for the three and nine months ended September 30, 2002, respectively. The slight improvement is attributable primarily as a result of the revenue growth the Company experienced. SG&A expenditures increased approximately $2.3 million to $30.8 million for the first nine months of 2003 from $28.5 million for the same period in 2002, as a result of the following factors. The Company incurred expenditures associated with the first full year of its direct marketing campaigns and other marketing initiatives. It also continues to experience the impact of increases in insurance and healthcare benefit costs as it did in 2002. During the first nine months of 2003, the Company also incurred increased expenses in support of its senior living initiative as well as operational costs associated with the aforementioned March Networks acquisition. The Company expects that SG&A expenses, as a percentage of total revenues will remain relatively consistent as a percentage of total revenues during the remainder of 2003 as it continues with its business initiatives.

Research and development expenses were approximately 2% of total revenues for the three and nine months ended September 30, 2003 and 2002. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level for the remainder of 2003.

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

The Company’s effective tax rate was 40% for the three and nine months ended September 30, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2003, the Company’s portfolio of cash and cash equivalents increased approximately $8.2 million to $19.3 million from $11.1 million at December 31, 2002. The majority of the increase is a direct result of cash provided by operating activities of $18.0 million and included an increase in its accounts payable and accrued expenses of $3.1 million, primarily as a result of the timing of expenditures related to its senior living initiative and other business and marketing initiatives, including its direct marketing campaigns. Proceeds from stock option exercises of $1.5 million also contributed to the increase in cash. Offsetting some of the increase was the purchase of property and equipment of approximately $8.0 million which included purchases for the Company’s back-up U.S. call monitoring facility, and approximately $3.3 million for acquisitions of distributors of the Company’s personal response products and services and the acquisition of the assets of the Emergency Response Systems business unit of March Networks Corporation. The Company also experienced a net inventory increase of approximately $0.9 million but anticipates its inventory balance will begin to decline during 2004 as it completes a full year of manufacturing assembly functions at its corporate location.

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

This revolving credit agreement matures in August 2005. As of September 30, 2003 the Company did not have any debt outstanding under this line.

The following table summarizes the Company’s existing contractual obligations as of September 30, 2003 and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(Dollars in thousands)

	2003	2004	2005	2006	2007	Thereafter (1)
Contractual Obligations (2):
Capital leases	$21	$6	—	—	—	—
Operating leases	408	1,680	$1,615	$1,514	$1,447	$8,096

Total Obligations	$429	$1,686	$1,615	$1,514	$1,447	$8,096

(1)	The majority of this amount represents contractual obligations on the Company’s corporate facility lease through the year 2013 and its second U.S. call center through 2012.

(2)	The table does not include the line of credit, for up to $15 million, which matures in August 2005 and with respect to which no amounts were outstanding at September 30, 2003.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and the availability from time to time under its line of credit. The Company expects these sources will be sufficient to finance the operating cash needs of the Company through the next twelve months. This includes the continued investments in its response center platform and its new back-up U.S. call monitoring facility, the requirements of its internally funded lease financing program and other investments in support of its current business. The Company may from time to time consider potential strategic acquisitions that may not be able to be financed through these sources. In such an event, the Company may consider appropriate alternative financing vehicles.

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

During the nine months ended September 30, 2003, the Company had a variety of purchases of distributors of its personal response products and services. The Company used accounting estimates and judgments to determine the fair value of these assets and liabilities. The Company did not record any cost in excess of net asset value (i.e., goodwill) as a result of the acquisition accounting; however, it did record intangible assets related to the associated referral sources and is amortizing these costs over the expected life of the referral source, which ranges from five to fifteen years. Any change in assumptions could either result in a decrease or increase in the estimated life of a referral source. A decrease in estimated life would reduce the Company’s net income and an increase in estimated life would increase the Company’s net income. Also, a change in assumptions could result in the Company recording non-amortizable goodwill as a result of acquisition accounting. The Company is currently in the process of finalizing the purchase accounting for the acquisition of the assets of the Emergency Response Systems business unit of March Networks Corporation and expects to obtain the guidance of an independent valuation expert in its assessment of the fair value of assets acquired.

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

Inventories

The Company values its inventories at the lower of cost or market, as determined by the first-in, first-out method. It regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory based upon its estimated forecast of product demand. If actual future demand is less than the projections made by management, then additional provisions may be required. In connection with the termination of the Company’s manufacturing outsourcing arrangement in 2002, the Company increased its inventory. The Company believes that substantially all of this additional inventory will be useable in the ordinary course of business and anticipates its inventory balance will begin to decline during 2004 as it completes a full year of manufacturing assembly functions at its corporate location.

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

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). The Company has assessed the impact of FIN 46 and does not believe FIN 46 will impact the consolidated financial statements of the Company at this time.

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

The Company’s Board of Directors recently approved a two-for-one stock split, payable in the form of a 100% stock dividend, subject to the approval of shareholders to increase the number of authorized shares from 20,0000,000 to 50,000,000. There can be no assurance, however, that shareholders will approve the increase in the number of authorized shares, thereby not making possible the stock split. This could negatively impact the Company.

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

The Company has considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at September 30, 2003. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company’s balance sheet periodically includes an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. The Company has the ability to obtain revolving credit loans with an interest rate based on the London Interbank Offered Rate (LIBOR) or revolving credit loans with an interest rate based on the lender’s prime interest rate. As a result of these factors, at any given time, a change in interest rates would result in either an increase or decrease in the Company’s interest expense. As of September 30, 2003, the Company did not have any outstanding balances associated with its credit facility and therefore its consolidated financial position, results of operations or cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

The Company’s earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company’s Canadian subsidiary into the reporting currency (U.S. Dollar). As such, the Company’s exposure to changes in Canadian exchange rates would impact the Company’s consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of September 30, 2003 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates would not materially affect the Company’s consolidated financial position, results of operations or cash flows. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for its services/products as a result of the currency fluctuations or otherwise.

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

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K – The Company filed a report on Form 8-K on October 14, 2003 reporting under Item 5 thereof, the approval of a stock split by the Company’s Board of Directors subject to shareholder approval to increase the number of authorized shares. On October 14, 2003, the Company furnished information on a report on Form 8-K pursuant to Item 12 thereof, relating to the Company’s results for the quarter ended September 30, 2003. The Company also filed a report on Form 8-K on October 28, 2003 reporting under Item 5 thereof its filing of a definitive proxy statement relating to its October 14, 2003 announcement of the proposed two-for-one split of Lifeline Systems common stock, in the form of a stock dividend, which is subject to shareholder approval of an increase in the number of the Company’s authorized shares to 50,000,000 shares from 20,000,000 shares.

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

November 11, 2003 Date	LIFELINE SYSTEMS, INC. Registrant

/s/ Ronald Feinstein
Ronald Feinstein Chief Executive Officer

/s/ Mark G. Beucler
Mark G. Beucler Vice President Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit No.	Exhibit	SEC Document Reference

10.1	Asset Purchase Agreement dated July 16, 2003 between the Registrant and March Networks Corporation

31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002