Form 10-K
period 2003-12-31
LIFELINE SYSTEMS INC
filed 2004-03-12
CIK 720195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003	Commission File Number 0-13617

LIFELINE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2537528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Lawrence Street, Framingham, Massachusetts	01702-8156
(Address of principal executive offices)	(Zip Code)

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

As of February 28, 2004, 13,423,628 shares of the Registrant’s Common Stock were outstanding and the aggregate market value of such Common Stock held by non-affiliates of the Registrant (based on the closing price for the common stock in the Nasdaq National Market on June 30, 2003) was approximately $187,000,000.

Exhibit index is located on pages 58 through 62 of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2004 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2003.

PART I

ITEM 1. Business

General

Lifeline Systems, Inc. (the “Company”) provides 24-hour personal response monitoring services associated with its products to subscribers, primarily elderly individuals with medical or age-related conditions as well as physically challenged individuals. The Company’s products consist principally of a communicator which connects to the telephone line in the subscriber’s home and a personal help button which is worn or carried by the individual subscriber and which, when activated, initiates a telephone call from the subscriber’s communicator to the Company’s central monitoring facilities. The Company believes it is a major provider of these services since as of December 31, 2003 it was monitoring approximately 386,000 subscribers on its own central monitoring call center platforms with approximately an additional 100,000 subscribers monitored by customers on monitoring platforms purchased by the customers for self-monitoring at their locations.

The Company was organized in Massachusetts in March 1974. The Company’s principal offices are located at 111 Lawrence Street, Framingham, Massachusetts 01702. Its corporate Internet address is www.lifelinesys.com and copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available through the Company’s website, free of charge, as soon as reasonably practicable following the electronic filing or furnishing of such materials by the Company to the Securities and Exchange Commission (SEC).

Business Developments

At a special meeting of shareholders held on December 3, 2003, the Company received the requisite votes to increase the number of its authorized shares from 20,0000,000 to 50,000,000. With this approval, effective December 17, 2003 the Company affected a two-for-one split of its common stock in the form of a stock dividend of one additional share for each share held to shareholders of record on December 3, 2003. All per share amounts and numbers of shares outstanding in this report have been adjusted for the stock split for all periods presented.

In July 2003, the Company completed the acquisition of the assets of the Emergency Response Systems business unit of March Networks Corporation, a privately held developer of broadband IP applications and delivery platforms. The terms of the all cash acquisition include an earn-out provision. The results of the acquired business have been included in the Company’s consolidated financial statements from the date of acquisition with no material effect on the Company’s results of operations for the year ended December 31, 2003.

On May 1, 2003, the Company reached an agreement with one of its former vendors related to the Company’s previously announced erroneous low battery signal problem. The vendor agreed to pay the Company $700,000 in exchange for a mutual release of claims. The payment reimburses the Company for some of the costs it incurred in addressing the problem.

Industry Segments

The Company operates in one industry segment. Its operations consist of providing personal response services associated with its products. The Company maintains sales, marketing and monitoring operations in both the United States and Canada. Foreign revenues, from Canada, comprised less than 10% of the Company’s total revenues in 2003, and tangible assets in foreign countries (Canada) represent less than 10% of the Company’s total assets as of December 31, 2003.

The Lifeline Service

The Company’s principal offering, called LIFELINE®, consists of a monitoring service utilizing equipment designed, assembled and marketed by the Company. The Company’s monitoring service is a personal response service which provides 24-hour monitoring and personalized support to elderly individuals (“subscribers”) with medical or age-related conditions and to physically challenged subscribers throughout the United States and Canada. Through use of the LIFELINE service, subscribers in need of help are able to signal monitoring personnel in one of the Company’s response centers. These trained people identify the nature and extent of the subscriber’s particular need and manage the situation by notifying the subscriber’s friends, neighbors, and/or emergency personnel, as set forth in a predetermined protocol established by the Company. In many situations, this service can also provide social support for elderly subscribers who live alone since the Company’s trained monitoring personnel are often contacted via the monitoring equipment by these elders on a non-emergency basis, who utilize the Lifeline service as an important social connection.

The equipment used for the LIFELINE service includes a communicator, which connects to the telephone line in the subscriber’s home, and a personal help button, which is worn or carried by the individual subscriber. When pressed, the personal help button sends a radio signal to the communicator; the communicator automatically dials a response center where monitoring personnel answer the call and dispatch the designated responders, typically a friend or relative of the subscriber and/or emergency service, when help is needed. Most of the time, however, subscribers’ calls do not require the Company to dispatch a responder but instead require the Company to provide reassurance and support as a result of the subscriber’s isolation or loneliness.

The Company’s primary monitoring center in Framingham, Massachusetts is supported by its proprietary CareSystem call center technology platform. This call center platform is a specially designed computer and telecommunications hardware and software system used to identify, track and respond to subscriber calls. CareSystem receives incoming signals from subscribers’ communicators, matches and retrieves the appropriate subscriber data records from a central database, and routes both the call and the data record to monitoring personnel in the Lifeline Call Center. The Company also has a second United States call center in Framingham, which has the capability of providing call center redundancy by utilizing the CareSystem platform.

To provide its services, the Company develops relationships with hospitals or other healthcare providers (“customers”) who establish a Lifeline program generally for the benefit of subscribers in their coverage area or with respect to senior living facilities in their coverage area, for the benefit of their residents. The type of Lifeline program established by the customer for the benefit of subscribers determines the type of product or service offering they select from the Company. These offerings consist of the following:

a.	Site monitored program – customers offering site-monitored programs locally provide their own monitoring services to a subscriber by purchasing a monitoring platform and home communicators from the Company.

b.	Lifeline Monitoring Services (“LMS”) – with this type offering, the customer outsources the monitoring activity to a Lifeline Call Center to service its subscribers but generally retains other responsibilities for the operation of the program. The customer purchases from the Company the home communicators it provides to its subscribers. The Company charges the customer a monthly per-subscriber fee for the monitoring service that the Company is providing on behalf of the subscribers. The sale by the Company to the customer of the home communicators is not tied to the monitoring agreement as the customer makes the determination when to purchase home communicators.

c.	Product and Service Fee (“PSF”) – this offering is designed for customers who want a convenient way to offer the Lifeline service but do not have the funds available to purchase home communicators. Rather than purchasing home communicators, the customer orders home communicators as needed and outsources the monitoring activity to a Lifeline Call Center to service their subscribers but generally retains other responsibilities for the operation of the program. The Company charges the customer a monthly per-subscriber fee for the home communicators and monitoring service that the Company is providing.

d.	Lifeline OneSource (formerly known as Business Management Services (“BMS”)) – for customers who choose this offering, the Company provides a comprehensive set of monitoring and business support services that effectively reduce the customer’s program management and administrative responsibilities associated with offering the Lifeline service. The offering is designed to meet the needs of customers that would like to make a Lifeline program available to subscribers in their coverage area but which do not have the resources or the desire to themselves provide all the activities related to providing the Lifeline service in their community. The Company handles day-to-day administrative tasks for the Lifeline service including managing referrals, inquiries, service order intake, service installation, ongoing customer service and billing to support the needs of the customer. The Company directly provides subscribers with a comprehensive service offering, which includes monitoring and the use of Company-owned home communicators for a monthly fee.

Customers

The Company primarily markets its services and products to hospitals, senior living facilities and other service providers in a variety of healthcare related fields. Hospitals have historically been the Company’s primary market. The Company believes that hospitals offer Lifeline’s services and products to create an additional revenue source, enhance community relations, and/or reduce their costs of caring for their patients.

The Company has increased its presence in the senior living housing market and currently has telephony-based emergency call systems, which may include response center equipment, in more than 350 senior living communities throughout the United States and Canada. These communities range in size from smaller group homes to 1,900 resident Continuing Care Retirement Communities. Residents in need of help are able to signal resident staff on site, or if monitored by the Company, one of the Company’s call centers.

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

Source of Raw Materials

The Company assembles all of its products, relying on outside vendors for components and enclosures. The Company currently purchases components from a variety of qualified vendors to provide maximum flexibility and ensure adequate sources of supply. There can be no assurance however, that these vendors will not incur delays in providing the necessary components for the Company as a result of process difficulties, component shortages or for other reasons. Any such delay could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Patents, Licenses and Trademarks

The Company considers its proprietary know-how with respect to the development and marketing of its personal response services and products and in providing the Lifeline service, to be a valuable asset. The Company believes that continued development of new services and products and the improvement of existing services and products are important in maintaining a competitive advantage.

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

Research and Development

Research and development efforts are geared towards enhancing and augmenting the Company’s products and services. Research and development expenses were $1,816,000, $1,642,000, and $1,610,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Backlog/Seasonality

Because of the nature of the Company’s service, the Company endeavors to minimize the time that elapses from the receipt of a purchase order to the date of delivery of the products. Accordingly, the Company’s backlog as of the end of any period represents only a small portion of the Company’s expected sales for the succeeding period and is not significant in understanding the Company’s business. The Company does not believe that the industry in which it operates is seasonal.

Government Regulation

The Company’s products are registered with the Federal Communication Commission (“FCC”) and comply with FCC regulations pertaining to radio frequency devices (Part 15) connected to the telephone system (Part 68). The Company has also received registrations of equipment from Canadian agencies. As new models are developed, they are submitted to appropriate agencies for registration as required.

The Company has registered its communicator products with the United States Food and Drug Administration.

None of the Company’s business is subject to re-negotiation of profits or termination of contract at the election of the government, nor is it impacted by any existing environmental laws.

Competition

The Company believes that it is a major provider of personal response services since as of December 31, 2003 it was monitoring approximately 386,000 subscribers on its own central monitoring call center platforms with approximately an additional 100,000 subscribers monitored by customers on monitoring platforms purchased by the customers for self-monitoring at their locations. Other companies offer services and products competitive with those offered by the Company. These companies offer personal response services on a regional or national basis through both healthcare providers and directly to the subscribers themselves.

The Company believes that the competitive factors its customers consider when choosing a personal response service are the high quality of service, product performance and reliability; customer support and service; price; and reputation and experience in the industry. The Company believes it competes favorably with respect to these factors.

Employees

As of February 29, 2004 the Company employed approximately 799 full-time and 58 part-time employees. None of the Company’s employees is represented by a collective bargaining unit, and the Company believes its relations with its employees are good.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company as of March 1, 2004:

Name	Position	Age
L. Dennis Shapiro	Chairman of the Board	70
Ronald Feinstein	President, Chief Executive Officer and Director	57
Richard M. Reich	Senior Vice President and Chief Information Officer	57
Donald G. Strange	Senior Vice President, Sales	57
Ellen R. Berezin	Vice President, Human Resources	54
Mark G. Beucler	Vice President, Finance, Chief Financial Officer and Treasurer	38
Edward M. Bolesky	Senior Vice President, Customer Care	58
Leonard E. Wechsler	President, Lifeline Canada and Vice President	47
	Lifeline Systems, Inc.
Jeffrey A. Stein	Clerk	45

L. Dennis Shapiro, Chairman of the Board, has served the Company in this capacity since 1978, and at various times has served as President and Chief Executive Officer.

Ronald Feinstein became Executive Vice President and Chief Operating Officer in August 1992. He was appointed President and Chief Executive Officer in January 1993. Mr. Feinstein has served as a director of the Company since 1985.

Richard M. Reich is Senior Vice President, Chief Information Officer. He became Vice President, Chief Information Officer in September 1999. He had been Vice President, Technology and Advanced Services since August 1994. From June 1990 to August 1994, Mr. Reich had served as Vice President, Product Planning and Development. He had held the position of Vice President, Engineering when he joined the Company in April 1986.

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

Mark G. Beucler joined the Company as Vice President, Finance and Corporate Controller in April 2002 and became Vice President, Finance, Chief Financial Officer and Treasurer in May 2003. Before joining the Company, Mr. Beucler served as Senior Vice President, Corporate Controller for Thomson Financial. He joined Thomson Financial in 2000 when it acquired Primark Corporation, a publicly held NYSE-listed company where he served as corporate controller. From 1995 through 1997, Mr. Beucler was with The Gillette Company. Mr. Beucler is a certified public accountant and previously was an audit manager at Deloitte and Touche.

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

Leonard E. Wechsler is President, Lifeline Systems, Canada and Vice President Lifeline Systems, Inc. He joined the Company in July 1996 as President, Lifeline Systems Canada when the Company purchased CareTel, Inc. CareTel provided monitoring services similar to those offered by the Company.

Jeffrey A. Stein has been the Clerk of the Company since February 2000. Mr. Stein has been a partner of the law firm of Hale and Dorr LLP since 1994, which has been general counsel to the Company since 1976.

ITEM 2. Properties

The Company is party to a fifteen-year lease for an 84,000 square foot facility in Framingham, Massachusetts for its corporate headquarters, including its United States based monitoring operations. Average annual base rental payments under the lease approximate $941,000. The initial lease term expires in 2013. The Company has two five-year renewal options contained within the lease.

The Company is party to a ten-year lease to occupy up to 29,000 square feet of a second facility in Framingham, Massachusetts for its second United States call center. Average annual base rental payments under the lease approximate $246,000. The initial lease term expires in 2012 and the Company has two five-year renewal options contained within the lease.

The Company also leases facilities in other locations to support its corporate, field and Canadian operations.

ITEM 3. Legal Proceedings

The Company is not party to any material litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of stockholders on December 3, 2003 to consider an amendment to the Company’s Articles of Organization increasing the authorized number of shares of common stock from 20,000,000 to 50,000,000. Stockholders approved the amendment to the Articles of Organization. Shares representing a total of 5,904,149 shares of common stock voted in favor of the amendment, holders of 280,484 shares of common stock voted against the amendment and holders of 17,572 shares of common stock abstained from voting.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Quarterly Market Information and Related Matters

The Company’s common stock is traded on the Nasdaq Stock Market under the symbol “LIFE.”

On February 29, 2004, the Company had 440 registered shareholders.

The following table sets forth the high and low stock prices for each quarter as provided by the NASDAQ Stock Market, as adjusted to reflect a two-for-one stock split in the form of a stock dividend of one additional share for each share held, effected by the Company on December 17, 2003.

		High	Low
2003	First Quarter	$11.11	$9.66
	Second Quarter	14.51	10.10
	Third Quarter	16.45	13.34
	Fourth Quarter	20.35	15.76

2002	First Quarter	$13.13	$10.50
	Second Quarter	14.95	11.05
	Third Quarter	13.66	10.39
	Fourth Quarter	11.50	9.38

During the periods presented, the Company has not paid or declared any cash dividends on its common stock. While the payment of dividends is within the discretion of the Company’s Board of Directors, the Company presently expects to retain all of its earnings for use in financing the future growth of the Company.

ITEM 6. Selected Financial Data

	Years Ended December 31,
(In thousands, except per share data)	2003	2002	2001	2000	1999
OPERATING RESULTS
Total revenues	$116,159	$105,008	$96,560	$81,489	$70,792
Income from operations	16,870	13,571	10,561	5,031	3,190
Income before income taxes	17,098	13,550	10,223	5,304	4,176
Net income	10,259	8,130	6,320	3,185	2,506
Net income per share, diluted	$0.76	$0.60	$0.49	$0.26	$0.20
Diluted weighted average shares outstanding	13,539	13,450	12,962	12,446	12,598

FINANCIAL POSITION [1]
	December 31,
	2003	2002	2001	2000	1999
Working capital	$33,496	$19,548	$15,018	$9,994	$10,069
Total assets	101,467	83,660	76,989	64,528	57,385
Long-term obligations[2]	1,004	6	5,000	2,701	3,354
Stockholders’ equity	79,226	62,793	52,209	43,385	39,739

[1]	There were no cash dividends paid or declared during any of the periods presented.
[2]	Excludes current portion of long-term obligation related to the assignment of a portion of the Company’s lease portfolio. See Note D to Consolidated Financial Statements included in Item 8 below.

All share and per share amounts have been adjusted to reflect a two-for-one stock split in the form of a stock dividend of one additional share for each share held, effected by the Company on December 17, 2003.

ITEM 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, with respect to, among other things, the Company’s future revenues, operating income, or earnings per share. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of factors that may cause the Company’s actual results to vary materially from those forecast or projected in any such forward-looking statement. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.” The Company’s failure to successfully address any of these factors could have a material adverse effect on the Company’s future results of operations.

RESULTS OF OPERATIONS

2003 Compared with 2002

Total revenues for the year ended December 31, 2003 increased approximately 11% to $116.2 million, from $105.0 million recorded in 2002.

Service Revenue

The Company’s focus on increasing service revenues, which the Company considers a key metric of its performance, continues to provide positive results as service revenues increased by approximately 16% to $90.7 million for the year ended December 31, 2003 compared to $78.0 million for the prior year. The increase in the Company’s recurring service revenues, which represented approximately 78% of total revenues for the year ended December 31, 2003, up from 74% for the prior year, is a result of its effective pricing strategies, the organic growth it experienced in its monitored subscriber base and the conversion of hospital programs to the Company’s higher revenue service offerings such as its Lifeline OneSource offering. As a result, the Company grew its monitored subscriber base by approximately 6% to 386,000 subscribers at December 31, 2003 from 366,000 subscribers at December 31, 2002. The Company’s ability to sustain the current level of service revenue growth depends on its ability to continue with enhancements in service delivery, retain subscribers for longer periods of time, develop strategies to increase the revenue each subscriber generates, expand the market for its personal response services and convert community hospital programs to services provided by the Company. In addition, the Company is developing new subscriber growth opportunities that are intended to increase market penetration and build more awareness of the services the Company provides, thereby facilitating growth in subscribers. The Company believes that the high quality of its services, quality of its equipment and its commitment to providing caring and rapid response to the at-risk elderly will be factors in meeting its growth objective.

Net Product Sales

With the Company’s focus on increasing its recurring service revenue, it experienced an anticipated decrease in net product sales of 6% to $24.2 million for the year ended December 31, 2003, from $25.6 million in the prior year. The expected decline is a result of a lower volume of home communicator sales by the Company to its traditional hospital channel for the year ended December 31, 2003 as compared to the year ended December 31, 2002 reflecting the continuing trend of its healthcare channel to convert to the Company’s Lifeline OneSource offering. Many of the Company’s hospital customers are also experiencing capital constraints when needing to purchase new home communicators. This decline in volume was mitigated in part by growth the Company experienced with sales to its senior living facility customers as a result of its senior living focus in 2003. The Company expects that equipment sales may remain flat or decline in periods subsequent to December 31, 2003.

Finance Income

Finance income, representing income earned from the Company’s portfolio of sales-type leases decreased 6% to $1.3 million for the year ended December 31, 2003 as compared to $1.4 million for the year ended December 31, 2002.

In December 2003, the Company entered into a program agreement with a third party to underwrite new equipment leases for its new Senior Living initiative and its traditional personal response services (“PERS”) equipment business. In the initial transaction under this agreement, the Company assigned approximately $1.5 million of its lease-portfolio net investment to the third party for approximately $1.6 million in cash. For accounting purposes the net investment of the assigned portfolio remains with the Company with an offsetting liability which will be amortized over the remaining terms of the leases. The Company also recorded a deferred gain on the assignment that will be recognized as part of finance income as the leases expire.

With the Company’s focus on its service offerings and the program agreement with the third party, by which the third party will underwrite future leases, the Company expects finance income to decline in future periods because such income is directly related to product sales.

Cost of Services

The Company believes that service gross margin is a key driver of profitability in its business. As a result, the Company has focused on continued improvement in its service gross margins in part by lowering its service costs as a percentage of its service revenues. These cost reductions have resulted from improved productivity in its call center, greater efficiency of subscriber enrollment and by leveraging the capabilities of its CareSystem monitoring platform.

Cost of services, as a percentage of service revenues, improved 3% to 53% for the year ended December 31, 2003 from 56% for the year ended December 31, 2002. On a dollar basis, cost of services increased by approximately $4.6 million for the year ended December 31, 2003 as compared to the prior year due to the following factors. The Company incurred expenditures associated with its new back-up United States call monitoring facility, such as rent and building operating costs that it did not incur during 2002. Also, the growth in the number of subscribers serviced under the Company’s Lifeline OneSource offering resulted in an increase in related expenses such as depreciation of the cost of home communicators provided to Lifeline OneSource subscribers and certain operational costs including data entry, customer service and information technology operations. The Company expects to continue focusing on improving its service gross margins in periods subsequent to 2003.

Cost of Product Sales

For the year ended December 31, 2003 cost of product sales, as a percentage of net product sales, was 33% as compared to 32% for the year ended December 31, 2002. The percentage increase was mainly due to increased sales of emergency call systems to senior living facilities and sales generated as a result of the Company’s July 2003 acquisition of the personal emergency response business unit of March Networks. The products associated with these sales have higher costs as percentages of product sales than the Company’s traditional home communicator healthcare sales. The Company expects that it will experience an increase in cost of product sales, as a percentage of net product sales for the year ended December 31, 2004, as it continues with its Senior Living initiative.

Selling, General and Administrative Expenses

SG&A expenses were 36% of total revenues for the years ended December 31, 2003 and 2002, despite a dollar increase of approximately $4.1 million to $41.9 million for the year ended December 31, 2003. The percentage consistency can be attributed to growth in the Company’s year-over-year revenues coupled with its focus on controlling SG&A expenses.

The Company incurred increased expenditures associated with the first full year of its direct marketing campaigns and other marketing initiatives. It also continues to experience the impact of increases in insurance and healthcare benefit costs as it did in 2002. For 2003, the Company incurred increased expenses in support of its Senior Living initiative as well as operational costs associated with the aforementioned March Networks acquisition. The Company expects that SG&A expenses, as a percentage of total revenues will remain constant or may increase slightly as a percentage of total revenues in 2004 as it continues with its business initiatives, such as its direct marketing campaigns and its senior living focus.

During 2002, the Company was audited by Revenue Canada asserting deficiencies in goods and services tax and sales tax for the Company’s 1993 to 1999 tax years. In 2002, the Company paid an assessment of CAN$523,000 (approximately US$333,000 based on exchange rates at December 31, 2002). During 2003, the Company successfully appealed the assessment and in May 2003, it received a refund of approximately CAN$386,000 (approximately US$290,000 based on exchange rates at December 31, 2003) as a result of the successful appeal. The Company recorded this refund in SG&A expenses.

Research and Development Expenses

Research and development expenses represented approximately 2% of total revenues in 2003 and 2002. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level.

Non-Recurring Item

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

Taxes

The Company’s effective tax rate was 40% for the years ended December 31, 2003 and 2002.

2002 Compared with 2001

Total revenues for the year ended December 31, 2002 increased approximately 9% to $105.0 million, from $96.6 million recorded in 2001.

Service Revenue

The Company’s focus on increasing service revenues provided positive results as service revenues increased by just over 14% to $78.0 million for the year ended December 31, 2002 compared to $68.2 million for the prior year and represented over 74% of the Company’s total 2002 revenues, compared to 71% in 2001. The Company experienced positive results with its pricing strategies and grew its monitored subscriber base by approximately 6% to 366,000 subscribers at December 31, 2002 from 345,000 subscribers at December 31, 2001.

Product Revenue

Net product revenues decreased by 5% to $25.6 million for 2002, from $27.0 million in 2001. The majority of the decrease for 2002 was the result of strong sales of the Company’s site-monitoring platform in 2001 for those customers who perform their own monitoring at their local facilities. These sales represented approximately $2.8 million of total product sales during that year as compared to approximately $1.4 million for 2002. The Company had been anticipating a decline in sales of its site-monitoring platform since it has a finite number of customers for this product. During 2002, the Company launched its new Senior Living initiative, under which it began to develop alliances with senior living facilities to provide them with a cost-effective and distinctive emergency call system to appeal to residents and their families.

Finance Income

Finance income, representing income earned from the Company’s portfolio of sales-type leases, remained consistent at $1.4 million for the years ended December 31, 2002 and 2001.

Cost of Services

Cost of services, as a percentage of service revenues, improved 5% to 56% for the year ended December 31, 2002 from 61% for the year ended December 31, 2001. On a dollar basis, cost of services increased by approximately $2.2 million for the year ended December 31, 2002 as compared to the prior year as a result of the growth in the number of subscribers serviced under the Company’s Lifeline OneSource offering. However, the percentage improvement was consistent with the Company’s goal of making its service offerings more profitable through productivity and pricing, including through faster response times, and improved efficiency of subscriber enrollment.

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

Cost of Product Sales

For the year ended December 31, 2002 cost of product sales, as a percentage of net product sales, was 32% as compared to 33% in 2001. The improvement in 2002 was directly related to the significant amount of sales of the Company’s site-monitored platform in 2001 which has a cost that is higher as a percentage of revenue than the cost of the Company’s home communicators.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) as a percentage of total revenues were 36% for the year ended December 31, 2002 as compared to 35% for the year ended December 31, 2001. On a dollar basis, SG&A expenditures increased $3.9 million to $37.8 million for the year ended December 31, 2002 from $33.9 million for the same period in 2001. The Company incurred increased costs associated with its new Senior Living initiative which was launched in the beginning of 2002. It also experienced start-up costs associated with new marketing and business initiatives, including direct mail, coupled with information technology costs associated with these initiatives. During 2002, the Company also experienced the impact of increases in insurance and healthcare benefit costs as compared to 2001. Approximately $0.5 million of additional costs associated with the erroneous low-battery signals in some of the Company’s personal help buttons (See Note J to Consolidated Financial Statements) were incurred in 2002 and charged to SG&A.

Research and Development Expenses

Research and development expenses represented 2% of total revenues in 2002 and 2001. Research and development efforts are focused on ongoing product improvements and developments.

Taxes

The Company’s effective tax rate was 40% for the year ended December 31, 2002 as compared to 38% for the same period in 2001. The lower effective tax rate in 2001 was due to the benefit of recording a previously disclosed tax credit earned under a Tax Increment Finance (“TIF”) agreement with the town of Framingham, Massachusetts.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2003, the Company’s portfolio of cash and cash equivalents increased $10.3 million to $21.4 million from $11.1 million at December 31, 2002. The majority of the increase is a direct result of cash provided by operating activities of $18.5 million and reflected the impact of continued improvements in collections of the Company’s accounts receivable portfolio where it experienced a decrease in its days sales outstanding (DSO) to 35 days at December 31, 2003 from 38 days at December 31, 2002. In addition to proceeds provided by operating activities, proceeds from stock option and employee stock purchase plan option exercises of $5.4 million and cash received of $1.6 million for the assignment of a portion of the Company’s lease portfolio to a third party also contributed to the increase. Offsetting these increases was an income tax receivable of approximately $3.1 million recorded during 2003 which the Company expects to receive during 2004, purchases of property and equipment of $11.2 million, which included expenditures for the build-out of the Company’s second United States call center and $4.1 million for acquisitions of the assets of the Emergency Response Systems business unit of March Networks Corporation and Lifeline OneSource businesses and for provider agreements for LMS or PSF offerings.

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

As a result of certain restrictions on the disposition of the Company’s assets, during the fourth quarter of 2003 the Company obtained a consent from its bank to enter into a lease program agreement with a third party. This revolving credit agreement matures in August 2005 and as of December 31, 2003 the Company did not have any debt outstanding under this line.

The following summarizes the Company’s existing contractual lease obligations as of December 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(Dollars in thousands)

	2004	2005	2006	2007	2008	Thereafter (1)
Contractual Obligations (2):
Operating leases	$1,634	$1,567	$1,462	$1,387	$1,384	$6,650

Total Obligations	$1,634	$1,567	$1,462	$1,387	$1,384	$6,650

(1)	The majority of this amount represents contractual obligations on the Company’s corporate facility lease through the year 2013 and its second United States call center through 2012.
(2)	The table does not include either the line of credit for up to $15.0 million, which matures in August 2005 and with respect to which no amounts were outstanding at December 31, 2003 or certain earnout provisions for the March Networks Acquisition, for an amount equal to a certain percentage of all net revenues earned by the Company from acquired March Networks customers, payable over three years.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and the availability from time to time under its line of credit. The Company expects these sources will be sufficient to finance the operating cash needs of the Company through the next twelve months. This includes the continued investments in its response center platform and its back-up United States call monitoring facility, the requirements of its internally funded lease financing program and other investments in support of its current business. The Company may from time to time consider potential strategic acquisitions that may not be able to be financed through these sources. In such an event, the Company may consider appropriate alternative financing vehicles.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. It estimates the allowance based upon historical collection experience, analysis of accounts receivable by aging categories, customer credit quality and analytics. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and intangible assets

Acquisition accounting requires extensive use of estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. The cost of acquisitions is allocated first to their identifiable tangible assets based on estimated fair values at the date of acquisition. Costs are then allocated to identifiable intangible assets and are generally amortized on a straight-line basis over the estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

During the year ended December 31, 2003, the Company entered into a variety of LMS and PSF provider agreements and purchased several Lifeline OneSource businesses. The Company used accounting estimates and judgments to determine the fair value of assets and liabilities, if any. The Company did not record any cost in excess of net asset value (i.e., goodwill) as a result of the acquisition accounting for these arrangements; however, it did record intangible assets related to the specific arrangement and is amortizing these costs over the expected life of the identified intangible asset, which ranges from five to fifteen years. Any change in assumptions could either result in a decrease or increase in the estimated life. A decrease in estimated life would reduce the Company’s net income and an increase in estimated life would increase the Company’s net income. Also, a change in assumptions could result in the Company recording non-amortizable goodwill as a result of acquisition accounting.

The Company obtained the guidance of an independent valuation expert in its assessment of the fair value of assets acquired for the acquisition of the assets of the Emergency Response Systems business unit of March Networks Corporation. As a result, the Company recorded approximately $0.8 million of non-amortizable goodwill and $0.2 million of intangible assets which the Company will amortize over an estimated life of 15 years.

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

Net investment in sales-type leases

The Company considered the requirements of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” when considering the accounting treatment associated with the assignment of approximately $1.5 million of its lease portfolio net investment to a third party. Paragraph 9 of SFAS 140 outlines the conditions that are required to be met for specific accounting treatment to be applied to this assignment. As a result of its research of these requirements, the Company concluded that the appropriate accounting treatment was for the net investment of the assigned portfolio to remain on its books with an offsetting liability which will be amortized over the remaining terms of the leases. The Company also recorded a deferred gain on the assignment that will be recognized as part of finance income as the leases expire.

NEWLY ISSUED ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have significant impact on the Company’s financial position, results of operations, or cash flows in 2003.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies” (SFAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset (such as the Company’s product warranty), liability or equity security, guarantees that are made on behalf of another entity’s performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for reporting periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 did not have a material impact on the Company’s consolidated financial statements in 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS 148 amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require these disclosures in interim financial information. The Company continues to account for their stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of SFAS 148. Additional information related to the Company’s stock option plans is detailed in Note E of the Notes to the Consolidated Financial Statements.

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The variable interest model looks to identify the “primary beneficiary” (PB) of a VIE. The PB is the party that is exposed to the majority of the risk or stands to benefit the most from the VIE’s activities. A VIE would be required to be consolidated if certain specified conditions are met. While FIN 46R only slightly modified the variable interest model from that contained in FIN 46, it did change guidance in many other areas. Some of the differences between FIN 46 and FIN 46R include, among others, (i) the addition of a scope exception for certain entities that meet the definition of business provided that specified criteria are met, (ii) the addition of a scope exception in situations whereby an enterprise is unable to obtain certain information pertaining to the entity to comply with FIN 46R and (iii) the addition of a list of events that require reconsideration of whether and entity is VIE and whether an enterprise is the primary beneficiary of a VIE, rather than stating a general principle with examples as had been previously provided. Additionally, FIN 46R incorporates the guidance found in the eight final FASB Staff Positions (FSPs) that were issued as of the release of FIN 46R. For entities that exist prior to December 31, 2003, FIN 46R must be adopted no later than the beginning of the first interim period of Fiscal 2005 and the provisions of FIN 46 are not required to be adopted. For new entities created after December 31, 2003, the Company will apply FIN 46R from the first date the Company becomes involved in the potential variable interest entity. The Company is in the process of determining the impact of the provisions of FIN 46R on the consolidated financial statements.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company does not believe that the adoption of SAB 104 will have a significant impact on its financial position, results of operations, or cash flows.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

The Company has recently launched a number of marketing initiatives intended to increase its market penetration. These initiatives include a direct marketing campaign, which is targeted primarily toward market development, and a campaign to increase the Company’s market among senior living facilities. These sales initiatives will require management’s attention and financial resources, including the incurrence of fixed costs, and the return to the Company from these initiatives could be less than anticipated by the Company, or could take longer to realize than expected by the Company.

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

In order to mitigate the negative effect of a disruption of service of its monitoring services (including as a result of system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, weather or other similar events or for any other reason), the Company recently opened a second United States call center, which is also located in Framingham, Massachusetts. There can be no assurance, however, that the second call center will not be affected by the same disruption that affects the corporate headquarters facility.

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

Item 7a – Quantitative and Qualitative Disclosures about Market Risk

The Company has considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at December 31, 2003. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company’s balance sheet periodically includes an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. The Company has the ability to obtain a Revolving Credit Loan with an interest rate based on the London Interbank Offered Rate (LIBOR) or a Revolving Credit Loan with an interest rate based on the lender’s prime interest rate. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company’s interest expense. As of December 31, 2003, the Company did not have any outstanding balances associated with its credit facility and therefore its consolidated financial position, results of operations or cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

The Company’s earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company’s Canadian subsidiary currency into the reporting currency (U.S. Dollar). As such, the Company’s exposure to changes in Canadian exchange rates could impact the Company’s consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of December 31, 2003 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates should not materially affect the Company’s consolidated financial position, results of operations or cash flows. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for its services/products as a result of the currency fluctuations or otherwise.

ITEM 8. Financial Statements and Supplementary Data

Quarterly Results of Operations

(Unaudited)

(Dollars in thousands, except per share data)

		Quarter Ended
		Mar 31	Jun 30	Sep 30	Dec 31	Full Year
2003	Total revenues	$26,802	$28,569	$29,424	$31,364	$116,159
	Gross profit	13,327	14,728	15,219	16,595	59,869
	Net income	1,818	2,610	2,716	3,115	10,259
	Net income per share, diluted	$0.14	$0.19	$0.20	$0.22	$0.76

2002	Total revenues	$24,859	$26,461	$26,346	$27,342	$105,008
	Gross profit	12,337	13,139	13,485	14,067	53,028
	Net income	1,521	1,833	2,143	2,633	8,130
	Net income per share, diluted	$0.12	$0.14	$0.16	$0.20	$0.60

All per share amounts have been adjusted to reflect a two-for-one stock split in the form of a stock dividend of one additional share for each share held, effected by the Company on December 17, 2003.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Lifeline Systems, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lifeline Systems, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the financial statements, the Company ceased amortizing goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This standard was adopted January 1, 2002.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

February 9, 2004

LIFELINE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(Dollars in thousands)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$21,356	$11,065
Accounts receivable, net of allowance for doubtful accounts of $470 in 2003 and $329 in 2002	10,586	10,416
Inventories	5,945	5,457
Net investment in sales-type leases	2,234	2,220
Prepaid expenses and other current assets	3,238	2,085
Prepaid income taxes	1,708	238
Deferred income taxes	1,805	1,602

Total current assets	46,872	33,083
Property and equipment, net	33,905	31,418
Net investment in sales-type leases	4,488	4,434
Goodwill	7,996	7,226
Other intangible assets, net	7,964	7,365
Other assets	242	134

Total assets	$101,467	$83,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,870	$2,341
Accrued expenses	4,269	3,332
Accrued payroll and payroll taxes	5,511	4,409
Accrued income taxes	—	1,691
Deferred revenues	1,001	877
Other current liabilities	725	575
Accrued other non-recurring item	—	310

Total current liabilities	13,376	13,535
Deferred income taxes	7,635	7,251
Other non-current liabilities	1,230	81

Total liabilities	22,241	20,867
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value, 50,000,000 shares authorized, 13,408,094 shares issued and outstanding in 2003 and 14,202,454 shares issued and outstanding in 2002	268	142
Additional paid-in capital	25,291	23,869
Retained earnings	53,835	43,576
Less: Treasury stock at cost, 1,242,178 shares in 2002	—	(4,556)
Unearned compensation	(622)	—
Accumulated other comprehensive income/(loss)-cumulative translation adjustment	454	(238)

Total stockholders’ equity	79,226	62,793

Total liabilities and stockholders’ equity	$101,467	$83,660

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

For the years ended December 31, 2003, 2002 and 2001

(In thousands except for per share data)

	2003	2002	2001
Revenues
Services	$90,698	$78,041	$68,222
Net product sales	24,167	25,597	26,956
Finance income	1,294	1,370	1,382

Total revenues	116,159	105,008	96,560

Costs and expenses
Cost of services	48,408	43,821	41,634
Cost of product sales	7,882	8,159	8,871
Selling, general, and administrative	41,883	37,815	33,884
Research and development	1,816	1,642	1,610
Other non-recurring item (Note J)	(700)	—	—

Total costs and expenses	99,289	91,437	85,999

Income from operations	16,870	13,571	10,561

Other income (expense)
Interest income	181	114	162
Interest expense	(43)	(158)	(449)
Other income (expense)	90	23	(51)

Total other income (expense), net	228	(21)	(338)

Income before income taxes	17,098	13,550	10,223
Provision for income taxes	6,839	5,420	3,903

Net income	10,259	8,130	6,320
Other comprehensive income (loss), net of tax Foreign currency translation adjustments	408	19	(128)

Comprehensive income	$10,667	$8,149	$6,192

Net income per weighted average share:
Basic	$0.78	$0.63	$0.51

Diluted	$0.76	$0.60	$0.49

Weighted average shares:
Basic	13,126	12,862	12,330

Diluted	13,539	13,450	12,962

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Treasury Stock		Notes Receivable Officers	Cumulative Other Comprehensive Income/Loss	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
BALANCE, DECEMBER 31, 2000	12,040,930	$133	$19,296	$29,126		1,242,178	$(4,556)	$(550)	$(64)	$43,385
Exercise of stock options	528,616	6	2,331							2,337
Issuance of stock under employee stock purchase plan	57,198		373							373
Cumulative translation adjustment									(206)	(206)
Net income				6,320						6,320

BALANCE, DECEMBER 31, 2001	12,626,744	139	22,000	35,446		1,242,178	(4,556)	(550)	(270)	52,209
Exercise of stock options	279,922	3	1,413							1,416
Issuance of stock under employee stock purchase plan	53,610		456							456
Repayment of loan by officer								550		550
Cumulative translation adjustment									32	32
Net income				8,130						8,130

BALANCE, December 31, 2002	12,960,276	142	23,869	43,576		1,242,178	(4,556)	—	(238)	62,793
Exercise of stock options, including tax benefit (see Note F)	323,892	2	4,837							4,839
Issuance of stock under employee stock purchase plan	51,926	1	510							511
Issuance of restricted stock	72,000	1	753		$(754)					—
Amortization of unearned compensation					132					132
Two-for-one stock split		122	(4,678)			(1,242,178)	4,556			—
Cumulative translation adjustment									692	692
Net income				10,259						10,259

BALANCE, December 31, 2003	13,408,094	$268	$25,291	$53,835	$(622)	—	—	—	$454	$79,226

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002, and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$10,259	$8,130	$6,320
Adjustments to reconcile net income to net cash provided by operating activities:
Write off of fixed assets and intangibles	—	—	13
Depreciation and amortization	11,645	9,973	9,035
Provision for bad debts	348	174	221
Deferred income tax provision	181	1,286	1,452
Amortization of unearned compensation	132	—	—
Deferred compensation	—	—	35
Changes in operating assets and liabilities:
Accounts receivable	(373)	1,376	(3,170)
Inventories	(94)	(1,328)	(2,488)
Net investment in sales-type leases	(68)	557	771
Prepaid expenses, other current assets and other assets	(1,211)	66	(887)
Prepaid income taxes	(1,470)	(139)	537
Income taxes payable	(1,691)	859	514
Accounts payable, accrued expenses and other liabilities	156	1,262	(726)
Accrued payroll and payroll taxes	957	121	1,322
Accrued restructuring and other non-recurring charges	(310)	(813)	(1,455)

Net cash provided by operating activities	18,461	21,524	11,494

Cash flows from investing activities:
Additions to property and equipment	(11,185)	(8,581)	(9,148)
Business purchases and other	(4,138)	(2,960)	(5,297)

Net cash used in investing activities	(15,323)	(11,541)	(14,445)

Cash flows from financing activities:
Principal payments under long-term obligations	(96)	(7,084)	(1,597)
Proceeds from issuance of long term debt	—	—	3,578
Proceeds from lease portfolio assignment	1,624	—	—
Proceeds from stock options exercised and employee stock purchase plan	5,350	1,867	2,375
Repayment of loan from officer	—	550	—

Net cash provided by (used in) financing activities	6,878	(4,667)	4,356

Net increase in cash and cash equivalents	10,016	5,316	1,405

Effect of foreign exchange on cash	275	7	(80)

Cash and cash equivalents at beginning of year	11,065	5,742	4,417

Cash and cash equivalents at end of year	$21,356	$11,065	$5,742

Non-cash activity:
Acquistion related charges	—	$466	—
Capital leases	—	—	$1,516
Deferred compensation	—	5	335
Restricted stock	$754	—	—

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

With a Lifeline Monitoring Services (“LMS”) offering, the customer purchases from the Company the home communicators it provides to its subscribers, outsources the monitoring activity to a Lifeline Call Center to service its subscribers but generally retains other responsibilities for the operation of the program. With a Product and Service Fee (“PSF”) offering, rather than purchasing home communicators, the customer orders home communicators as needed and outsources the monitoring activity to a Lifeline Call Center to service its subscribers but generally retains other responsibilities for the operation of the program. The Company charges the customer a monthly per-subscriber fee for the home communicators and monitoring service that the Company is providing. With a Lifeline OneSource offering, the Company provides a comprehensive set of monitoring and business support services that effectively reduce the customer’s program management and administrative responsibilities associated with offering the Lifeline service.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all securities purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. The Company maintains approximately $21.3 million and $10.0 million at December 31, 2003 and 2002, respectively, of its cash and cash equivalent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents (continued)

accounts with a single institution. The Company has not experienced any losses associated with deposits at this institution.

Inventories

Inventories are stated at the lower of cost or market, as determined by the first-in, first-out method.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation and amortization on property and equipment is computed by the straight-line method over the useful lives of the assets. Depreciation on leasehold improvements is computed principally by the straight-line method over the lesser of the lease term or the estimated useful lives of the improvements.

Equipment	3 to 10 years
Furniture and fixtures	7 years
Equipment provided to customers	5 years
Equipment under capital leases	3 to 7 years
Leasehold improvements	5 to 15 years

When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to other income. Expenditures for maintenance and repairs are charged to expense as incurred; betterments are capitalized.

Equipment Provided to Customers

In accordance with its Lifeline OneSource offering, the Company provides subscribers with home communicators as part of a unified service offering in which the Company bills the subscriber on a monthly basis for the monitoring and business support service and records service revenue in the period earned. The cost of the home communicators provided to the subscriber is recorded as an asset on the Company’s balance sheet and depreciation is computed by the straight-line method over an estimated useful life of 5 years.

Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” The Company adopted SFAS 142 in January 2002, and accordingly ceased amortizing goodwill with a net carrying value totaling approximately $7.2 million as of the date of adoption (See Note I).

The cost of acquisitions is allocated first to their identifiable tangible assets based on estimated fair values at the date of acquisition. Costs are then allocated to identifiable intangible assets based on accounting estimates and judgments and the guidance of an independent valuation expert and are generally amortized on a straight-line basis over the estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. The Company obtained the guidance of an independent valuation expert in its assessment of the fair value of assets acquired for the acquisition of the assets of the Emergency Response Systems business unit of March Networks Corporation. As a result, the Company recorded approximately $0.8 million of non-amortizable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets (continued)

goodwill in accordance with the provisions of SFAS 142 and $0.2 million of intangible assets which the Company will amortize over an estimated life of 15 years.

Intangible assets are recorded at cost and amortized on a straight-line basis over the estimated useful life. For the year ended December 31, 2003 the Company recorded approximately $2.6 million of intangible assets related to LMS and PSF provider agreements and purchases of Lifeline OneSource businesses. The Company amortizes the acquisition costs associated with LMS and PSF offerings over the life of the agreements, which is typically five years.

The Company has obtained the guidance of an independent valuation expert in the determination of assessing the appropriate values of the assets identified in the aforementioned Lifeline OneSource acquisitions. One of the assets identified was referral sources, which is estimated to have a useful life between five and fifteen years.

Impairment of Long-lived Assets

The Company accounts for impairment of long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. It uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether assets are recoverable. Based on the Company’s expectation of future undiscounted net cash flows, an impairment loss would be recorded by writing down the assets to their estimated realizable values.

Product Warranty

The Company’s products are generally under warranty against defects in material and workmanship.

Changes in product warranty obligations for the years ended December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	(in thousands)
Balance, beginning of year	$225	$140
Provisions	156	221
Charges	(173)	(136)

Balance, end of year	$208	$225

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Service revenues, associated primarily with providing monitoring services under the Company’s LMS, PSF and Lifeline OneSource offerings, are recognized in the period the service is provided. Incremental external installation costs related to the installation of the Company’s products that exceed installation revenue generated by the Company are expensed in the period incurred. The Company reviews its installation revenue periodically, and in situations where installation revenue exceeds incremental external installation costs that revenue is recognized over the estimated period of which an average subscriber continues to use the Lifeline service.

Deferred service revenue primarily represents billings to customers for annual service contracts for which revenue has not been recognized because the service has not yet been provided. Service revenues are then recognized ratably over the contractual period. Revenues from the sale of personal response products are recognized upon shipment, when the risk of loss transfers. Revenues from the sale of telephony-based emergency call systems to the Company’s Senior Living customers are recognized upon the Company’s fulfillment of its installation obligation under the terms of the contract. Finance income attributable to sales-type lease contracts is initially recorded as unearned income and subsequently recognized under the interest method over the term of the leases.

Foreign Currency Translation

The financial statements of the Company’s subsidiary outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income/(loss) which is a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of this subsidiary are included in net income.

Income Taxes

The Company accounts for income taxes under a liability approach. Under this approach, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Net Income Per Common Share

Net income per basic common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income per diluted common share is computed based on the weighted-average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares consist of stock options and restricted stock awards calculated in accordance with SFAS No. 128, “Earnings per Share.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Common Share (continued)

For grants of restricted stock, unearned compensation equivalent to the fair value of the shares at the date of grant is recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the vesting period.

At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note E.

At December 31, 2002, the Company adopted the disclosure requirements of SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with respect to the measurement of compensation cost for options granted under the Company’s stock-based employee compensation plans. No employee compensation expense has been recorded for the years ended December 31, 2003, 2002 and 2001 as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for years ended December 31, 2003, 2002 and 2001 as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	For the year ended December 31,
(Dollars in thousands)	2003	2002	2001
Net income, as reported	$10,259	$8,130	$6,320
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of related tax benefits	(1,419)	(1,288)	(786)

Pro forma net income	$8,840	$6,842	$5,534

Earnings per share

Basic - as reported	$0.78	$0.63	$0.51

Basic - pro forma	$0.67	$0.53	$0.45

Diluted - as reported	$0.76	$0.60	$0.49

Diluted - pro forma	$0.65	$0.51	$0.43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Industry Segments

The Company operates in one industry segment. Its operations consist of providing personal response services associated with its products. The Company maintains sales, marketing and monitoring operations in both the United States and Canada. Foreign revenues, from Canada, comprised less than 10% of the Company’s total revenues in 2003, and tangible assets in foreign countries (Canada) represent less than 10% of the Company’s total assets as of December 31, 2003.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, include cash and cash equivalents and trade receivables. The Company provides its services primarily to hospitals and other healthcare institutions. The Company performs ongoing credit evaluations of its customers and, in the case of sales-type leases the leased equipment serves as collateral in the transactions. The Company has established guidelines relative to credit ratings, diversification and maturities that maintain safety and liquidity.

Newly Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have significant impact on the Company’s financial position, results of operations, or cash flows.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies” (SFAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation. FIN 45 is applicable to guarantees that encompass guarantees based on changes in an underlying asset (such as the Company’s product warranty), liability or equity security, guarantees that are made on behalf of another entity’s performance, certain indemnification agreements and indirect guarantees of the indebtedness of others. The recognition and measurement provisions of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for reporting periods ending after December 15, 2002. The Company assessed the impact of FIN 45 recognition and measurement provisions on its consolidated financial statements and does not believe that it currently has a significant impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Newly Issued Accounting Standards (continued)

On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). In December 2003, the FASB released a revised version of FIN 46 (FIN 46R) clarifying certain aspects of FIN 46 and providing certain entities with exemptions from the requirements of FIN 46. The variable interest model looks to identify the “primary beneficiary” (PB) of a VIE. The PB is the party that is exposed to the majority of the risk or stands to benefit the most from the VIE’s activities. A VIE would be required to be consolidated if certain specified conditions are met. While FIN 46R only slightly modified the variable interest model from that contained in FIN 46, it did change guidance in many other areas. Some of the differences between FIN 46 and FIN 46R include, among others, (i) the addition of a scope exception for certain entities that meet the definition of business provided that specified criteria are met, (ii) the addition of a scope exception in situations whereby an enterprise is unable to obtain certain information pertaining to the entity to comply with FIN 46R and (iii) the addition of a list of events that require reconsideration of whether and entity is VIE and whether an enterprise is the primary beneficiary of a VIE, rather than stating a general principle with examples as had been previously provided. Additionally, FIN 46R incorporates the guidance found in the eight final FASB Staff Positions (FSPs) that were issued as of the release of FIN 46R. For entities that exist prior to December 31, 2003, FIN 46R must be adopted no later than the beginning of the first interim period of Fiscal 2005 and the provisions of FIN 46 are not required to be adopted. For new entities created after December 31, 2003, the Company will apply FIN 46R from the first date the Company becomes involved in the potential variable interest entity. The Company is in the process of determining the impact of the provisions of FIN 46R on the consolidated financial statements.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company does not believe that the adoption of SAB 104 will have a significant impact on its financial position, results of operations, or cash flows.

Reclassification

All share and per share amounts have been adjusted to reflect a two-for-one stock split, in the form of a stock dividend of one additional share for each share held, affected by the Company on December 17, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

B. INVENTORIES

Inventories consist of the following:

	December 31,
(Dollars in thousands)	2003	2002
Purchased parts and assemblies	$1,948	$1,971
Work in progress	104	132
Finished goods	3,893	3,354

Total inventories	$5,945	$5,457

C. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
(Dollars in thousands)	2003	2002
Equipment	$32,383	$31,979
Furniture and fixtures	3,858	2,986
Equipment provided to customers	19,836	17,477
Equipment under capital leases	221	322
Leasehold improvements	8,687	5,982
Construction in progress	685	1,708

	65,670	60,454
Less: accumulated depreciation	(31,765)	(29,036)

Total property and equipment, net	$33,905	$31,418

During 2003 and 2002, the Company removed from its books approximately $7.0 million and $3.0 million respectively, of fully depreciated equipment provided to customers, computer related equipment and manufacturing equipment which is no longer in use. Accumulated depreciation amounted to $9,856,000 and $7,983,000 on equipment provided to customers and $214,000 and $238,000 on equipment under capital leases at December 31, 2003 and 2002, respectively. In total, depreciation expense amounted to $9,167,000, $7,826,000, and $6,216,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The components of the net investment in sales-type leases are as follows:

	December 31,
(Dollars in thousands)	2003	2002
Minimum lease payments receivable	$8,716	$8,824
Less: Unearned interest	1,636	2,036
Allowance for doubtful accounts	358	134

Net investment in sales-type leases	6,722	6,654
Less: Current portion	2,234	2,220

Long-term portion, net investment in sales-type leases	$4,488	$4,434

Future minimum lease payments due under non-cancellable sales-type leases at December 31, 2003 are as follows:

(Dollars in thousands)
2004	$2,995
2005	2,273
2006	1,688
2007	1,144
2008	568
Thereafter	48

Total future minimum lease payments	$8,716

In December 2003, the Company entered into a program agreement with a third party to underwrite equipment leases for its new Senior Living initiative and its traditional personal response services (“PERS”) equipment business. In the initial transaction under this agreement, the Company assigned approximately $1.5 million of its net investment of its existing lease portfolio to the third party for approximately $1.6 million in cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D. LEASING ARRANGEMENTS (continued)

For accounting purposes the net investment of the assigned portfolio remains with the Company and is included in the components of net investment in sales-type leases in the above table. The net investment will be amortized over the remaining terms of the leases. The Company also recorded an offsetting liability, in which the current portion of approximately $450,000 is included in other current liabilities and the long-term portion of approximately $1.0 million is included in other long-term liabilities on the Company’s balance sheet at December 31, 2003. The Company also recorded a deferred gain of approximately $170,000 on the assignment that will be recognized as part of finance income as the leases expire. The Company recorded the current portion of the deferred gain in other current liabilities and the long-term portion in other long-term liabilities on its balance sheet at December 31, 2003.

As Lessee

The Company is party to a fifteen-year non-cancellable operating lease for its corporate headquarters in Framingham, Massachusetts. Average annual base rental payments under the lease approximate $941,000.

In October 2002, the Company entered into a ten-year non-cancellable operating lease to occupy up to 29,000 square feet of a second facility in Framingham, Massachusetts for its second United States call center. Average annual base rental payments under the lease approximate $246,000.

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

The Company also has several operating lease arrangements for facilities in other locations to support its corporate, field and Canadian operations that expire through 2012. In addition, the Company has several operating lease arrangements for office equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D. LEASING ARRANGEMENTS (continued)

Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows for the years ended December 31,:

(Dollars in thousands)	Operating Leases
2004	$1,634
2005	1,567
2006	1,462
2007	1,387
2008	1,384
Thereafter	6,650

Total minimum lease payments	$14,084

Total rent expense under all operating leases was $1,716,000, $1,509,000, and $1,476,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

E. STOCKHOLDERS’ EQUITY

Net Income Per Common Share

In accordance with SFAS No. 128, “Earnings per Share” the Company presents basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities convertible into common stock or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation of basic EPS to diluted EPS and dual presentation on the face of the statement of income are also required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

Calculation of per share earnings is as follows:

(In thousands except per share figures)	2003	2002	2001
Basic:
Net income	$10,259	$8,130	$6,320
Weighted average common shares outstanding	13,126	12,862	12,330

Net income per share, basic	$0.78	$0.63	$0.51

Diluted:
Net income for calculating diluted earnings per share	$10,259	$8,130	$6,320

Weighted average common shares outstanding	13,126	12,862	12,330
Common stock equivalents	413	588	632

Total weighted average shares	13,539	13,450	12,962

Net income per share, diluted	$0.76	$0.60	$0.49

For the years ended December 31, 2003, 2002 and 2001, options to purchase 23,000, 287,300, and 404,060 shares, respectively, at an average exercise price of $15.14, $12.36, and $10.71 per share, respectively, have not been included in the computation of diluted net income per share as their effect would have been anti-dilutive.

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

In February 2000, the Board of Directors of the Company approved the 2000 Employee Stock Option Plan (the “2000 Employee Option Plan”). This plan was authorized primarily to enable the Company to grant options to non-executive employees in 2000 as part of its annual stock option program. No stockholder approval was sought for the 2000 Option Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

The 1994 and 1991 Stock Option Plans provided for similar grants to officers and employees. The employee options granted generally become exercisable at a rate of 20% per year and expire ten years from the date of grant.

On April 4, 2001, the Board of Directors of the Company voted to terminate the 1991 and 1994 Stock Option Plans and the 2000 Employee Option Plan. Under the terms of the 2000 Plan, if any stock option grant under any of the aforementioned terminated plans of the Company expires or is terminated, surrendered or canceled without having been fully exercised or is forfeited in whole or in part or results in any common stock not being issued, unused common stock covered by such stock option grant shall again be available for the grant of a stock option under the 2000 Plan.

In July 1998, the Company’s Board of Directors adopted a Shareholder Rights Plan (“Rights Plan”) in which common stock purchase rights were distributed as a dividend at the rate of one right for each share of the Company’s common stock outstanding as of the close of business on August 3, 1998. This plan was adopted as a means of deterring possible coercive or unfair takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company’s shareholders. Unless the rights are redeemed or exchanged earlier, they will expire on July 24, 2008.

Effective as of December 3, 2003, the Company entered into Amendment No. 4 to the aforementioned Rights Plan dated as of July 24, 1998 by and between the Company and Registrar and Transfer Company as rights agent. The purpose of the amendment was to cure an ambiguity in the Rights Agreement. No rights were exercised through December 31, 2003.

At December 31, 2003 shares available for future grants under all option plans were 201,898. Under the 2000 Plan, the number of shares issuable is automatically increased every January 1 by an amount equal to the least of (i) 500,000 shares of common stock, (ii) 2.5% of the outstanding shares on such date or (iii) an amount determined by the Company’s Board of Directors. In addition, the aggregate number of shares available for the grant of options to non-employee directors is automatically increased every January 1 by the number necessary to cause the total number of shares then available for non-employee directors to be restored to 90,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes all stock option plan activity for the years ended December 31:

	2003		2002		2001
	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price	Shares	Wgtd. Avg. Exer. Price
Outstanding at beginning of year	1,844,800	$8.55	1,713,842	$7.01	1,981,430	$6.32
Granted	393,480	10.94	495,300	11.83	408,740	6.94
Exercised	(323,892)	5.89	(279,922)	5.04	(528,616)	3.79
Cancelled or lapsed	(49,026)	10.06	(84,420)	8.15	(147,712)	7.90

Outstanding at end of year	1,865,362	$9.47	1,844,800	$8.55	1,713,842	$7.01

Options exercisable at year end	1,100,684	$8.61	999,962	$7.60	942,766	$6.90

Weighted average fair value of options granted at fair market value during the year		$5.89		$5.89		$3.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

Net income and net income per share as reported in these financial statements and on a pro forma basis for the years ended December 31, 2003, 2002 and 2001, as if the fair value based method described in SFAS No. 123 had been adopted are as follows (in thousands, except per share data):

		2003	2002	2001
Net income	As Reported	$10,259	$8,130	$6,320
	Pro Forma	$8,840	$6,842	$5,534

Basic net income per share	As Reported	$0.78	$0.63	$0.51
	Pro Forma	$0.67	$0.53	$0.45

Diluted net income per share	As Reported	$0.76	$0.60	$0.49
	Pro Forma	$0.65	$0.51	$0.43

The effect of applying SFAS No. 123 for the purpose of providing pro forma disclosure may not be indicative of the effects on reported net income and net income per share for future years. The pro forma disclosures include the effects of all awards granted after January 1, 1999 and additional awards in future years are anticipated.

For the purpose of providing pro forma disclosures, the fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: a risk-free interest rate of 3.8%, 4.8% and 5.1%; an expected life of 7 years in all years; expected volatility of 38% in 2003 39% in 2002 and 36% in 2001 and no expected dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E. STOCKHOLDERS’ EQUITY (continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$1.50-$6.50	195,334	4.1	$4.77	195,334	$4.77
6.51-7.25	347,028	6.9	6.79	264,941	6.82
7.26-10.25	311,460	5.1	8.75	271,380	8.73
10.26-11.50	422,680	8.8	10.62	62,005	10.90
11.51-15.90	588,860	7.1	12.18	307,024	12.01

$1.50-$15.90	1,865,362	6.8	$9.47	1,100,684	$8.61

In July 2000, the stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) whereby eligible employees may invest up to 15% of their base salary in shares of the Company’s common stock. The purchase price of the shares is 85% of the fair market value of the stock on either the commencement date or the date of purchase whichever is lower. Under the Plan, 400,000 shares of common stock were available for purchase over ten offering periods through May 2005, of which approximately 215,732 shares remain available as of December 31, 2003. Shares purchased under this plan totaled 51,926, 53,610 and 57,198 in 2003, 2002 and 2001, respectively. The weighted-average grant-date fair value of shares purchased under the 2000 ESPP was $12.40, $11.05, and $8.56 in 2003, 2002 and 2001, respectively.

For the purpose of providing pro forma disclosures, the fair values of shares purchased were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchases in 2003, 2002 and 2001, respectively: a risk free interest rate of 1.03%, 1.21% and 2.95%; an expected life of 6 months in each year; expected volatility of 38%, 39% and 36%; and no expected dividends.

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

Restricted Stock

In accordance with the terms of a new employment agreement between the Company and its Chief Executive Officer, the Company issued 72,000 shares of restricted stock to its Chief Executive Officer, effective February 13, 2003, in consideration of future services. The shares are subject to vesting at the rate of one-third of such shares at the end of the 36th month following the date of grant, one third at the end of the 48th month following the date of grant, and one-third at the end of the 60th month following the date of grant. The fair market value of these shares was recorded as unearned compensation expense within Stockholders’ Equity and is being expensed as part of selling, general and administrative expenses from the date of issuance over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F. INCOME TAXES

The components of income before income taxes consists of the following:

	For the years ended December 31,
(Dollars in thousands)	2003	2002	2001
Domestic	$15,145	$12,131	$9,001
Foreign	1,953	1,419	1,222

	$17,098	$13,550	$10,223

The provision (benefit) for income taxes was computed as follows:

	For the years ended December 31,
(Dollars in thousands)	2003	2002	2001
Federal income taxes:
Current	$4,850	$2,844	$1,486
Deferred	127	979	1,547

	4,977	3,823	3,033

State income taxes:
Current	1,331	743	486
Deferred	52	307	(94)

	1,383	1,050	392

Foreign income taxes	479	547	478

Provision for income taxes	$6,839	$5,420	$3,903

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

F. INCOME TAXES (continued)

Total deferred tax assets (liabilities) are as follows at December 31:

(Dollars in thousands)	2003	2002
Total deferred tax assets	$1,805	$1,602
Total deferred tax liabilities	(7,635)	(7,251)

Net deferred tax liability	$(5,830)	$(5,649)

Deferred tax assets (liabilities) are comprised of the following significant items at December 31:

(Dollars in thousands)	2003	2002
Current deferred tax assets:
Inventory and warranty reserves	$774	$717
Deferred revenue	240	242
Accounts receivable reserves	249	177
Accrued vacation and other reserves	542	375
Other reserve	—	91

Net current deferred tax asset	1,805	1,602

Noncurrent deferred tax assets (liabilities):
Sales type leases	(2,914)	(4,137)
Depreciation	(5,888)	(4,353)
Amortization	1,167	1,207
Other reserve	—	32

Net noncurrent deferred tax liability	(7,635)	(7,251)

Net deferred tax liability	$(5,830)	$(5,649)

The differences between the statutory U.S. federal income tax rate and the Company’s effective tax rate are as follows:

	For the years ended December 31,
(Dollars in thousands)	2003	2002	2001
Provision at statutory rate	$5,984	$4,607	$3,476
State income tax, net of federal tax effect	780	648	339
Goodwill	—	—	62
Foreign rate differences	32	74	109
Other, net	43	91	(83)

Provision for income taxes	$6,839	$5,420	$3,903

During 2003, the Company recognized a tax benefit of $2.9 million related to the exercise of non-qualified stock options. Of this amount, approximately $2.0 million related to fiscal years 2002 and prior which had not been deducted on prior tax returns. This amount is recorded in stockholders’ equity and as a reduction of current income taxes payable and an increase in prepaid income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

G. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) defined contribution savings plan covering substantially all of its employees. The Company’s contributions, which are included in selling, general and administrative expenses, were $649,000, $602,000 and $515,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

H. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to $7,204,000, $3,164,000 and $1,429,000 during 2003, 2002 and 2001, respectively. Interest paid was $44,000, $157,000 and $442,000 during 2003, 2002 and 2001, respectively.

I. GOODWILL AND INTANGIBLES

In July 2003, the Company completed the acquisition of the assets of the Emergency Response Systems business unit of March Networks Corporation, a privately held developer of broadband IP applications and delivery platforms. The terms of the all cash acquisition include an earn-out provision. The results of the acquired business have been included in the Company’s consolidated financial statements from the date of acquisition with no material effect on the Company’s results of operations for the year ended December 31, 2003. The Company obtained the guidance of an independent valuation expert in its assessment of the fair value of assets acquired for the acquisition of the assets of the Emergency Response Systems business unit of March Networks Corporation. As a result, the Company recorded approximately $0.8 million of non-amortizable goodwill in accordance with the provisions of SFAS 142 and $0.2 million of intangible assets which the Company will amortize over an estimated life of 15 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I. GOODWILL AND INTANGIBLES (continued)

Intangible Assets

At December 31, 2003 and 2002, acquired intangible assets were related to LMS and PSF provider agreements and purchases of Lifeline OneSource businesses:

(Dollars in thousands)

	December 31,
	2003	2002
Gross carrying amount	$16,964	$13,774
Less: accumulated amortization	(9,000)	(6,409)

Net book value	$7,964	$7,365

All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets for the years ended December 31, 2003, 2002 and 2001 was approximately $2,478,000, $2,139,000 and $2,099,000, respectively.

Estimated amortization expense for intangible assets over the next five years is as follows (dollars in thousands):

Fiscal Year Ended December 31,	Amount
2004	$2,273
2005	1,350
2006	845
2007	683
2008	454

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

I. GOODWILL AND INTANGIBLES (continued)

Goodwill

The following information reflects pro forma adjustments to exclude goodwill amortization expense and related tax effects:

	For the year ended December 31,
(Dollars in thousands)	2003	2002	2001
Net income:
Reported net income	$10,259	$8,130	$6,320
Add back: goodwill amortization, net of taxes	—	—	431

Adjusted net income	$10,259	$8,130	$6,751

Basic earnings per share:
Weighted average common shares outstanding	13,126	12,862	12,330
Reported net income	$0.78	$0.63	$0.51
Add back: goodwill amortization, net of taxes	—	—	0.04

Adjusted net income	$0.78	$0.63	$0.55

Diluted earnings per share:
Total weighted average shares	13,539	13,450	12,962
Reported net income	$0.76	$0.60	$0.49
Add back: goodwill amortization, net of taxes	—	—	0.03

Adjusted net income	$0.76	$0.60	$0.52

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

In accordance with the adoption of SFAS 142 discussed in Footnote A above, the Company discontinued the amortization of goodwill resulting from the aforementioned acquisition effective January 1, 2002. The Company continues to amortize the intangible assets related to the aforementioned provider agreements and Lifeline OneSource businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

J. OTHER NON-RECURRING ITEM

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

During the year ended December 31, 2003, the Company utilized the remaining accrued balance associated with this issue of $310,000.

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

As a result of certain restrictions on the disposition of the Company’s assets, during the fourth quarter of 2003 the Company obtained a consent from its bank to enter into a lease program agreement with a third party. This revolving credit agreement matures in August 2005 and as of December 31, 2003 the Company did not have any debt outstanding under this line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

L. SEGMENT INFORMATION

The Company operates in one industry segment. Its operations consist of providing personal response services associated with its products. The Company maintains sales and marketing operations in both the United States and Canada.

Geographic Segment Data

Net revenues to external customers are based on the location of the customer. Geographic information as of December 31, 2003, 2002 and 2001 and for the years then ended is presented as follows:

(Dollars in thousands)	2003	2002	2001
Net Sales:
United States	$104,716	$96,522	$89,296
Canada	11,443	8,486	7,264

	$116,159	$105,008	$96,560

Net Income:
United States	$8,785	$7,258	$5,576
Canada	1,474	872	744

	$10,259	$8,130	$6,320

Total Assets:
United States	$93,238	$77,317	$69,495
Canada	8,229	6,343	7,494

	$101,467	$83,660	$76,989

M. CONTINGENT LIABILITIES AND COMMITTMENTS

During 2002, the Company was audited by Revenue Canada asserting deficiencies in goods and services tax and sales tax for the Company’s 1993 to 1999 tax years. In 2002, the Company paid an assessment of CAN$523,000 (approximately US$333,000 based on exchange rates at December 31, 2002). During 2003, the Company successfully appealed the assessment and in May 2003, it received a refund of approximately CAN$386,000 (approximately US$290,000 based on exchange rates at December 31, 2003) as a result of the successful appeal. The Company recorded this refund in SG&A expenses.

N. CONTINGENCIES

The Company is subject to complaints, claims and litigation, which have arisen in the normal course of business. Management is not aware of any significant claims that would have a material adverse effect on the financial position of the Company.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the Company as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information under the heading “Election of Directors” in the Company’s definitive proxy material for its 2004 annual meeting of stockholders is incorporated herein by reference. Information concerning officers of the Company appears in Part I of this Annual Report on Form 10-K.

The Company has adopted a code of ethics that applies to all employees, including its principal executive officer, principal financial officer and principal accounting officer. The Company undertakes to provide a copy of its code of ethics to any person without charge, upon request to the Company, c/o Chief Financial Officer, 111 Lawrence Street, Framingham, Massachusetts 01702. The Company intends to disclose waivers and amendments of provisions of the code, if any, for its principal executive officer, principal financial officer and principal accounting officer that relates to any element of the code of ethics definition enumerated in applicable SEC rules by posting such information, if any, on its Internet website, www.lifelinesys.com.

ITEM 11. Executive Compensation

The information under the heading “Executive Compensation,” excluding the “Report of the Compensation Committee” and the stock performance graph in the Company’s definitive proxy material for its 2004 annual meeting of stockholders, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information under the heading “Stock Ownership Information in the Company’s definitive proxy materials for its 2004 annual meeting of stockholders, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2003: All share amounts have been adjusted for the two-for-one stock split in the form of a stock dividend on December 17, 2003.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	1,709,566	$9.81	417,630	(2)
Equity compensation plans not approved by security holders (3)	155,796	$5.78	—

Total	1,856,362	$9.47	417,630	(2)

(1)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2003, shares issuable under the 2000 Stock Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, stock appreciation rights, performance shares or other equity-based awards.
(2)	Includes 215,732 shares issuable under the Company’s 2000 Employee Stock Purchase Plan, including shares issuable in connection with the current offering period, which ends on May 31, 2004. The number of shares issuable in connection with any offering period is not determinable until the last day of the offering period, but the Company estimates that approximately 20,900 shares of Common Stock will be issuable in connection with the current offering period. This estimate is based on (a) initial employee participation, (b) the amounts withheld from each employee’s first paycheck during the offering period and (c) the price of the Common Stock on the first day of the offering period. Also includes 201,898 shares available for issuance under the 2000 Stock Incentive Plan prior to the meeting. Under the 2000 Stock

Incentive Plan, the number of shares issuable is automatically increased every January 1 by an amount equal to the least of (i) 500,000 shares of Common Stock, (ii) 2.5% of the outstanding shares on such date or (iii) an amount determined by the Company’s Board of Directors. In addition, the aggregate number of shares available for the grant of options to non-employee directors is automatically increased every January 1 by the number necessary to cause the total number of shares then available for non-employee directors to be restored to 90,000.

(3)	The Company’s 2000 Employee Stock Option Plan, which was terminated on April 4, 2001, is the only plan administered by the Company that was not approved by the stockholders.

ITEM 13. Certain Relationships and Related Transactions

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the heading “Independent Auditors’ Fees” “ in the Company’s definitive proxy materials for its 2004 annual meeting of stockholders, is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

The following consolidated financial statements of Lifeline Systems, Inc. and the report of independent auditors relating thereto, are set forth in Item 8 of this Annual Report on Form 10-K on the pages indicated.

(a)(2) Financial Statement Schedule

The following financial statement schedule of Lifeline Systems, Inc. is filed herewith and included in ITEM 15 (a)(2) on the pages indicated below.

Pages
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	63

All other schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements or notes thereto.

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the SEC on October 14, 2003 reporting under Item 5 thereof, the approval of a stock split by the Company’s Board of Directors subject to shareholder approval to increase the number of authorized shares.

The Company furnished a Current Report on Form 8-K with the SEC on October 15, 2003, reporting under Item 12 thereof, the Company’s results for the quarter ended September 30, 2003.

The Company filed a Current Report on Form 8-K with the SEC on October 28, 2003 reporting under Item 5 thereof, the filing of a definitive proxy statement relating to its announcement of the proposed two-for-one split in the form of a stock dividend.

The Company filed a Current Report on Form 8-K with the SEC on December 9, 2003 reporting under Item 5 thereof, Amendment No. 4 to the Rights Agreement dated July 24, 1998.

(c) Exhibits

The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index, which appears on pages 58 through 62 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELINE SYSTEMS, INC.

March 12, 2004	By:	/s/ Ronald Feinstein
Date		Ronald Feinstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ L. Dennis Shapiro L. Dennis Shapiro	Chairman of the Board	March 12, 2004

/s/ Ronald Feinstein Ronald Feinstein	Chief Executive Officer, President and Director (Principal Executive Officer)	March 12, 2004

/s/ Mark G. Beucler Mark G. Beucler	Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2004

/s/ Everett N. Baldwin Everett N. Baldwin	Director	March 12, 2004

/s/ Joseph E. Kasputys Joseph E. Kasputys	Director	March 12, 2004

/s/ Carolyn C. Roberts Carolyn C. Roberts	Director	March 12, 2004

/s/ Gordon C. Vineyard Gordon C. Vineyard	Director	March 12, 2004

/s/ S. Ward Casscells S. Ward Casscells	Director	March 12, 2004

/s/ Ellen Feingold Ellen Feingold	Director	March 12, 2004

EXHIBIT INDEX

The following exhibits are, as indicated below, either filed herewith or have previously been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

Exhibit No.	Exhibit	SEC Document Reference
Exhibit 3.	Articles of Incorporation and By-Laws

3.1	Articles of Organization of Lifeline Systems, Inc., as amended.	2-84060 Exhibit 3.1

3.2	Articles of Amendment of Lifeline Systems, Inc.	1987 10K Exhibit 3.4

3.3	Restated By-Laws of Lifeline Systems, Inc.	1990 10K Exhibit 3.4

3.4	Amended and Restated By-Laws	10Q for the quarter ended June 30, 2002, Exhibit 3.1

3.5	Articles of Amendment of Lifeline Systems, Inc.	filed herewith

Exhibit 4.	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate.	2-84060 Exhibit 4.1

4.2	Shareholder Rights Plan dated July 24, 1998	8-K dated August 5, 1998

4.3	Amendment Number 1 to Shareholder Rights Plan dated October 18, 1998	10Q for the quarter ended September 30, 1998 Exhibit 4.3

4.4	Amendment No. 2 to Shareholder Rights Plan dated as of June 30, 2002	8-K dated July 12, 2002

4.5	Amendment No. 3 to Shareholder Rights Plan dated as of August 19, 2002	8-K dated August 21, 2002

4.6	Amendment No. 4 to Shareholder Rights Plan dated as of December 3, 2003	8-K dated December 3, 2003

Exhibit 10.	Material Contracts

10.01	Medical Expense Reimbursement Plan.	2-84060 Exhibit 10.21

10.02	Registrant’s 1991 Stock Option Plan.	1990 10K Exhibit 10.37

10.03	Form of Non-statutory Stock Option Agreement for Registrant’s 1991 Stock Option Plan.	1992 10K Exhibit 10.32

Exhibit No.	Exhibit	SEC Document Reference
10.04	Form of Special Non-statutory Stock Option Agreement for Registrant’s 1991 Stock Option Plan.	1992 10K Exhibit 10.33

10.05	Letter Agreement between Ronald Feinstein and the Registrant dated March 4, 1994.	1993 10K Exhibit 10.45

10.06	Registrant’s 1994 Stock Option Plan.	1994 10K Exhibit 10.48

10.07	Form of Non-statutory Stock Option Agreement for Registrant’s 1994 Stock Option Plan.	1994 10K Exhibit 10.49

10.08	Form of Special Non-statutory Stock Option Agreement for Registrant’s 1994 Stock Option Plan.	1994 10K Exhibit 10.50

10.09	Form of the Non-statutory Stock Option Agreement to Registrant’s 1991 Stock Option Plan	1995 10K Exhibit 10.33

10.10	Form of the Non-statutory Stock Option Agreement to Registrant’s 1994 Stock Option Plan	1995 10K Exhibit 10.34

10.11	Amended Employment Agreement between Ronald Feinstein and the Registrant, dated June 14, 1996	10Q for the quarter ended June 30, 1996, Exhibit 10.60

10.12	Amendment to Registrant’s 1991 Stock Option Plan	1996 10K Exhibit 10.41

10.13	Amendment to Registrant’s 1994 Stock Option Plan	1996 10K Exhibit 10.42

10.14	Lease Agreement between the registrant and Bishop/Clark Associates Limited Partnership dated November 11, 1997	1997 10K Exhibit 10.44

10.15	Offer to Lease between CareTel, Inc. and Graduate Holdings Limited and Samuel Sarick Limited dated September 1, 1994	1997 10K Exhibit 10.46

10.16	Form of Change in Control Agreement for the following Named Executives: Mr. Richard Reich, Mr. Thomas Loper, Mr. Dennis Hurley, Mr. John Gugliotta	1997 10K Exhibit 10.49

Exhibit No.	Exhibit	SEC Document Reference
10.17	First amendment to lease agreement between Registrant and Bishop/Clark Associates Limited Partnership dated June 30, 1998	10Q for the quarter ended June 30, 1998 Exhibit 10.52

10.18	Lease agreement between the Registrant and Triangle Realty Trust dated August, 1998	10Q for the quarter ended September 30, 1998 Exhibit 10.53

10.19	Second amendment to lease agreement between Registrant and Bishop/Clark Associates Limited Partnership dated November 18, 1999	1999 10-K Exhibit 10.67

10.20	Amended Employment Agreement between Leonard Wechsler and Lifeline Systems Canada, dated July 2000	10-Q for the quarter ended June 30, 2000 Exhibit 10.71

10.21	Registrant’s 2000 Stock Incentive Plan	10-Q for the quarter ended June 30, 2000 Exhibit 10.72

10.22	Registrant’s 2000 Employee Stock Option Plan	10-Q for the quarter ended June 30, 2000 Exhibit 10.73

10.23	Tax Increment Financing Agreement between Registrant and Town of Framingham dated October 25, 2000	2000 10-K Exhibit 10.74

10.24	Agreement, dated as of June 30, 2002, among the Registrant and (a) ValueAct Capital Partners, L.P.,
(b) ValueAct Capital Partners II, L.P.,
(c) ValueAct Capital International, Ltd.,
(d) VA Partners, L.L. C., (e) Jeffrey W. Ubben,
	(f) George F. Hammel, Jr. and (g) Peter H. Kamin	8-K dated July 12, 2002

10.25	Second Amendment to Revolving Credit Agreement dated June 28, 2002	10-Q for the quarter ended June 30, 2002 Exhibit 10.02

10.26	Third Amendment to Revolving Credit Agreement dated July 23, 2002	10-Q for the quarter ended June 30, 2002 Exhibit 10.03

10.27	Lease Agreement between Registrant and Clark’s Hill, LLC dated June 21, 2002	10-Q for the quarter ended June 30, 2002 Exhibit 10.04

Exhibit No.	Exhibit	SEC Document Reference
10.28	Revolving Credit Agreement between Registrant and Citizens Bank of Massachusetts dated August 28, 2002	10-Q for the quarter ended September 30, 2002 Exhibit 10.1

10.29	Amended Employment Agreement between Leonard Wechsler and Lifeline Systems Canada dated March 2003.	2002 10-K Exhibit 10.35

10.30	Restricted Stock Agreement dated February 13, 2003 between the Registrant and Ronald Feinstein	10-Q for the quarter ended March 31, 2003 Exhibit 10.1

10.31	Nonstatutory Stock Option Agreement dated February 13, 2003 between the Registrant and Ronald Feinstein	10-Q for the quarter ended March 31, 2003 Exhibit 10.2

10.32	Asset Purchase Agreement dated July 16, 2003 between the Registrant and March Networks Corporation	10-Q for the quarter ended September 30, 2003 Exhibit 10.1

10.33	Employment and Non-Competition Agreement dated May 1, 2003 between the Registrant and Ronald Feinstein	filed herewith

10.34	Purchase and Sale Agreement dated November 19, 2003 between the Registrant and De Lage Landen Financial Services	filed herewith

10.35	Master Contract Financing Program Agreement dated November 18, 2003 between the Registrant and De Lage Landen Financial Services	filed herewith

Exhibit 21.	Subsidiaries.

21.1	Subsidiaries of Lifeline Systems, Inc.	filed herewith

Exhibit No.	Exhibit	SEC Document Reference
Exhibit 23.	Consents of Experts and Counsel.

23.1	Consent of PricewaterhouseCoopers LLP	filed herewith

31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	filed herewith

LIFELINE SYSTEMS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2002, and 2001

(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs & Expenses	Deductions(1)	Balance at End of Year
2003
Allowance for doubtful receivables:
Trade accounts receivable	$329	$348	$207	$470
Lease receivables	134	224	—	358

Total	$463	$572	$207	$828

2002
Allowance for doubtful receivables:
Trade accounts receivable	$442	$174	$287	$329
Lease receivables	356	24	246	134

Total	$798	$198	$533	$463

2001
Allowance for doubtful receivables:
Trade accounts receivable	$449	$221	$228	$442
Lease receivables	207	159	10	356

Total	$656	$380	$238	$798

1)	Uncollectible accounts and adjustments.