Form 10-Q
period 2004-03-31
LIFELINE SYSTEMS INC
filed 2004-05-07
CIK 720195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Number of shares outstanding of the issuer’s class of common stock as of April 30, 2004: 13,606,186

LIFELINE SYSTEMS, INC.

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets – March 31, 2004 (unaudited) and December 31, 2003	3

	Consolidated Statements of Income and Comprehensive Income (unaudited) – Three months ended March 31, 2004 and 2003	4

	Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2004 and 2003	5

	Notes to Consolidated Financial Statements	6-11

ITEM 2.
	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12-18

ITEM 3.
	Quantitative and Qualitative Disclosures about Market Risk	18

ITEM 4.
	Controls and Procedures	19

PART II. OTHER INFORMATION

ITEM 6.
	Exhibits and Reports on Form 8-K	19

SIGNATURES		21

EXHIBITS		22

LIFELINE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,878	$21,356
Accounts receivable, net	9,570	10,586
Inventories	5,788	5,945
Net investment in sales-type leases	2,091	2,234
Prepaid expenses and other current assets	2,742	3,238
Prepaid income taxes	1,708	1,708
Deferred income taxes	1,824	1,805

Total current assets	47,601	46,872
Property and equipment, net	32,780	33,905
Goodwill, net	8,086	7,996
Other intangible assets, net	9,651	7,964
Net investment in sales-type leases	4,439	4,488
Other assets	134	242

Total assets	$102,691	$101,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$874	$1,870
Accrued expenses	4,977	4,269
Accrued payroll and payroll taxes	3,257	5,511
Accrued income taxes	1,379	—
Deferred revenues	1,005	1,001
Other current liabilities	699	725

Total current liabilities	12,191	13,376
Deferred income taxes	7,599	7,635
Other non-current liabilities	1,024	1,230

Total liabilities	20,814	22,241
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value, 50,000,000 shares authorized, 13,477,670 shares issued and outstanding at March 31, 2004 and 13,408,094 shares issued and outstanding at December 31, 2003	270	268
Additional paid-in capital	25,766	25,291
Retained earnings	56,021	53,835
Less: Unearned compensation	(585)	(622)
Accumulated other comprehensive income/cumulative translation adjustment	405	454

Total stockholders’ equity	81,877	79,226

Total liabilities and stockholders’ equity	$102,691	$101,467

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands except for per share data)

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenues
Services	$24,676	$21,427
Net product sales	6,020	5,074
Finance income	254	301

Total revenues	30,950	26,802

Costs and expenses
Cost of services	12,840	11,882
Cost of product sales	2,169	1,593
Selling, general, and administrative	11,790	9,850
Research and development	510	505

Total costs and expenses	27,309	23,830

Income from operations	3,641	2,972

Other income (expense)
Interest income	76	44
Interest expense	(7)	(12)
Other income (expense)	(6)	25

Total other income, net	63	57

Income before income taxes	3,704	3,029
Provision for income taxes	1,518	1,211

Net income	2,186	1,818
Other comprehensive income, net of tax
Foreign currency translation adjustments	(29)	124

Comprehensive income	$2,157	$1,942

Net income per weighted average share:
Basic	$0.16	$0.14

Diluted	$0.16	$0.14

Weighted average shares:
Basic	13,433	12,988

Diluted	14,008	13,406

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,186	$1,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,300	2,761
Deferred income taxes	(55)	(178)
Amortization of unearned compensation	37	—
Changes in operating assets and liabilities:
Accounts receivable	1,008	405
Inventories	157	(673)
Net investment in sales-type leases	192	149
Prepaid expenses, other current assets and other assets	597	217
Accrued payroll and payroll taxes	(2,245)	(2,500)
Accounts payable, accrued expenses and other liabilities	(501)	1,175
Income taxes payable	1,379	723
Accrued other non-recurring item	—	(136)

Net cash provided by operating activities	6,055	3,761

Cash flows from investing activities:
Additions to property and equipment	(1,515)	(3,179)
Business purchases and other	(2,482)	(167)

Net cash used in investing activities	(3,997)	(3,346)

Cash flows from financing activities:
Principal payments under long term obligations	(2)	(29)
Proceeds from stock options exercised	477	377

Net cash provided by financing activities	475	348

Effect of foreign exchange on cash	(11)	46

Net increase in cash and cash equivalents	2,522	809
Cash and cash equivalents at beginning of period	21,356	11,065

Cash and cash equivalents at end of period	$23,878	$11,874

Non-cash activity:
Issuance of restricted stock	—	$19

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of March 31, 2004 and the consolidated statements of income and comprehensive income and cash flows for the three months ended March 31, 2004 and 2003.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, commonly referred to as the SEC, on March 12, 2004, for the year ended December 31, 2003.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

Reclassification

All share and per share amounts for the quarter ended March 31, 2003 have been adjusted to reflect a two-for-one stock split, in the form of a stock dividend of one additional share for each share held, effected by the Company on December 17, 2003.

2.	Details of certain balance sheet captions are as follows (in thousands):

	March 31, 2004	December 31, 2003
Inventories:
Purchased parts and assemblies	$1,131	$1,948
Work-in-process	127	104
Finished goods	4,530	3,893

Total inventory	$5,788	$5,945

Property and equipment:
Equipment	$33,002	$32,383
Furniture and fixtures	4,132	3,858
Equipment provided to customers	20,669	19,836
Equipment under capital leases	221	221
Leasehold improvements	8,410	8,687
Construction in progress	678	685

	67,112	65,670
Less: accumulated depreciation and amortization	(34,332)	(31,765)

Total property and equipment, net	$32,780	$33,905

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

3.	STOCKHOLDERS’ EQUITY

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with respect to the measurement of compensation cost for options granted under the Company’s stock-based employee compensation plans. No employee compensation expense has been recorded as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003 as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2004	2003
Net income, as reported	$2,186	$1,818
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of tax	(354)	(368)

Pro forma net income	$1,832	$1,450

Earnings per share
Basic - as reported	$0.16	$0.14

Basic - pro forma	$0.14	$0.11

Diluted - as reported	$0.16	$0.14

Diluted - pro forma	$0.13	$0.11

For the three months ended March 31, 2004 and 2003, options to purchase 278,900 shares and 996,940 shares, respectively, at an average exercise price of $20.23 per share and $11.47 per share, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

3.	STOCKHOLDERS’ EQUITY (continued)

Restricted Stock

In accordance with the terms of an employment agreement between the Company and its Chief Executive Officer, the Company issued 72,000 shares of restricted stock to its Chief Executive Officer, effective February 13, 2003, in consideration of future services. The shares are subject to vesting at the rate of one-third of such shares at the end of the 36th month following the date of grant, one third at the end of the 48th month following the date of grant, and one-third at the end of the 60th month following the date of grant. The fair market value of these shares was recorded as unearned compensation expense within Stockholders’ Equity and is being expensed as part of selling, general and administrative expenses from the date of issuance over the vesting period.

4.	SEGMENT INFORMATION

The Company operates in one industry segment. Its operations consist of providing personal response services associated with its products. The Company maintains sales and marketing operations in both the United States and Canada.

Geographic Segment Data

Net revenues from customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended March 31, 2004 and 2003 and the financial position as of March 31, 2004 and December 31, 2003 is presented as follows (in thousands):

	Three months ended March 31,
	2004	2003
Net Sales:
United States	$27,701	$24,381
Canada	3,249	2,421

	$30,950	$26,802

Net Income:
United States	$1,950	$1,670
Canada	236	148

	$2,186	$1,818

	March 31, 2004	December 31, 2003
Total Assets:
United States	$94,374	$93,238
Canada	8,317	8,229

	$102,691	$101,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

5.	LONG TERM DEBT

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

This revolving credit agreement matures in August 2005. As of March 31, 2004 the Company did not have any debt outstanding under this agreement.

6.	GOODWILL AND INTANGIBLES

The Company generates intangible assets generally through two types of transactions—preferred provider agreements and business combinations.

In a preferred provider agreement, the Company pays a fee to a customer in return for preferred provider status. These fees are amortized over the term of the agreement, which is typically five years.

For transactions that qualify as business combinations, there are several intangible assets typically recorded. One of the intangible assets recorded relates to the existing subscribers of the acquired business which are amortized over the estimated term of the subscribers’ remaining service. Other intangible assets relate to non-competition agreements and employment agreements which are typically amortized over the term of the respective agreement. The Company also records an intangible asset related to the business’s referral sources and other business relationships which are amortized over the estimated useful life. Any excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

6.	GOODWILL AND INTANGIBLES (continued)

In accordance with the provisions of Statement of Accounting Standards (SFAS) No. 142 – “Goodwill and Other Intangible Assets” the Company is required to assess the impairment of goodwill on an annual basis or, along with other amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company acts as its only reporting unit of its business. As a result, all acquisitions are fully integrated and absorbed into the Company.

In measuring whether goodwill or other intangible assets are impaired, the Company uses an estimate of its future undiscounted net cash flows of the business over the estimated remaining life. If the Company’s expectation of future undiscounted net cash flows indicates an impairment the Company would write down the appropriate assets to their estimated realizable values, based on discounted cash flows.

Intangible Assets

The following represents the value of the Company’s intangible assets at March 31, 2004 and December 31, 2003:

(Dollars in thousands)

	March 31, 2004	December 31, 2003
Gross carrying amount	$19,311	$16,964
Less: accumulated amortization	(9,660)	(9,000)

Net book value	$9,651	$7,964

All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets, which is included in both cost of services and selling, general and administrative expenses, for the three months ended March 31, 2004 and 2003 was approximately $698,000 and $588,000 respectively.

Estimated amortization expense for the current fiscal year and the succeeding four years is as follows:

Fiscal Year Ended December 31,	Amount
2004	$2,479
2005	1,556
2006	1,044
2007	881
2008	642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

7.	PRODUCT WARRANTY

The Company’s products are generally under warranty against defects in material and workmanship.

Changes in product warranty obligations for the three months ended March 31, 2004 and for the year ended December 31, 2003 are as follows:

	March 31, 2004	December 31, 2003
Beginning balance	$208	$225
Provisions	37	156
Charges	(44)	(173)

Ending balance	$201	$208

8.	NEWLY ISSUED ACCOUNTING STANDARDS

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC” or the “Staff”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company does not believe that the adoption of SAB 104 will have a significant impact on its financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, with respect to, among other things, the Company’s future revenues, operating income, or earnings per share. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of factors that may cause the Company’s actual results to vary materially from those forecast or projected in any such forward-looking statement. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.” The Company’s failure to successfully address any of these factors could have a material adverse effect on the Company’s future results of operations.

RESULTS OF OPERATIONS

Total revenues for the three months ended March 31, 2004 increased approximately 15% to $31.0 million from $26.8 million for the three months ended March 31, 2003.

Service Revenue

Service revenue grew 15% to $24.7 million for the first quarter of 2004 from $21.4 million for the first quarter of 2003 and represented approximately 80% of total revenue for both quarters. The dollar increase in the Company’s recurring service revenue is a result of growing the Company’s subscriber base and capturing more service revenue by working with the Company’s channel partners to move to higher revenue producing service offerings, such as Lifeline OneSource (“OneSource”). With OneSource, the Company provides a full menu of services including handling subscriber inquiries, enrollment, unit installation and retrieval, customer service and billing support, along with providing the Company’s central monitoring service and rented equipment directly to the subscriber for a single monthly fee. Overall, the Company achieved a 7% increase in its monitored subscriber base to 396,000 subscribers as of March 31, 2004 from 369,000 as of March 31, 2003.

The Company’s ability to sustain the current level of service revenue growth depends on its ability to continue with enhancements in service delivery, retain subscribers for longer periods of time, develop strategies to increase the revenue each subscriber generates, expand the market for its personal response services and convert community hospital programs to services provided by the Company. In addition, the Company is developing new subscriber growth opportunities that are intended to increase market penetration and build more awareness of the services the Company provides. The Company believes that the high quality of its services, quality of its equipment and its commitment to providing caring and rapid response to the at-risk elderly will be factors in meeting its growth objective.

Net Product Sales

Net product revenues for the first quarter of 2004 increased approximately 19% to $6.0 million from $5.1 million for the first quarter of 2003. The increase is mainly attributable to Senior Living product sales largely as a result of the Company’s previously announced March Networks acquisition in July 2003. Sales to Senior Living customers remained strong as first quarter 2004 Senior Living revenues were nearly twice those of the first quarter of 2003. These results more than offset the Company’s planned decline in its traditional healthcare product revenues. The Company believes that sales to its Senior Living customers may continue to mitigate some of the otherwise expected decline in equipment sales for the year ended December 31, 2004.

Finance Income

Finance income, representing revenue earned from the Company’s portfolio of sales-type leases, decreased approximately 16% in the first quarter of 2004 to $0.25 million from $0.30 million for the first quarter of 2003. With the Company’s focus on its service offerings, the Company expects finance income to decline in future periods because such income is directly related to product sales.

Cost of Services

The Company believes that service gross margin is a key driver of profitability in its business. As a result, the Company has focused on continued improvement in its service gross margins in part by lowering its service costs as a percentage of its service revenues. These percentage reductions have resulted from improved productivity in its call center, greater efficiency of subscriber enrollment and by leveraging the capabilities of its CareSystem monitoring platform.

Cost of services, as a percentage of service revenues, improved 3% to 52% for the quarter ended March 31, 2004 from 55% for the same period in 2003. On a dollar basis, cost of services increased by approximately $1.0 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 mainly as a result of growth in the number of subscribers serviced under the Company’s OneSource offering. This resulted in an increase in related expenses such as depreciation of the cost of home communicators provided to OneSource subscribers, certain operational costs including data entry, customer service and support plus certain integration costs associated with an acquisition of a small regional service provider. The Company also experienced an increase in amortization expense of certain intangible assets as a result of its accounting for business combinations. The Company expects to continue focusing on improving its service gross margins for the remainder of 2004.

Cost of Sales

Cost of product sales as a percentage of net product sales increased 5% to 36% for the three months ended March 31, 2004 as compared to 31% for the three months ended March 31, 2003. The percentage increase was mainly due to increased sales of emergency call systems to Senior Living facilities. The products associated with these sales have higher costs as percentages of product sales than the Company’s traditional home communicator healthcare sales. The Company expects that it will experience an increase in cost of product sales as a percentage of net product sales for the year ended December 31, 2004, as it continues with its Senior Living initiative.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses as a percentage of total revenues increased 1% for the first quarter ended March 31, 2004 to 38% from 37% for the three months ended March 31, 2003 and represented a $1.9 million increase. The Company incurred increased expenditures associated with its business and marketing initiatives coupled with related information technology costs as well as expenses for its Senior Living initiative including operational costs associated with the July 2003 March Networks acquisition. The Company expects that SG&A expenses as a percentage of total revenues will remain constant at approximately 38% or may increase slightly as a percentage of total revenues for the year ended December 31, 2004 as the Company continues with its business initiatives, such as its direct marketing campaigns and its Senior Living focus.

Research and Development

Research and development expenses were approximately 2% of total revenues for the three months ended March 31, 2004 and 2003. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level for the remainder of 2004.

Taxes

The Company’s effective tax rate was 41% for the three months ended March 31, 2004 compared to 40% for the same period in 2003. The increase in the Company’s effective tax rate is mainly a result of the Company’s improved operating income performance which is taxed at a higher rate.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2004, the Company’s portfolio of cash and cash equivalents increased approximately $2.5 million to $23.9 million from $21.4 million at December 31, 2003. The majority of the increase is a direct result of cash provided by operating activities of approximately $6.1 million and reflects the impact of continued improvements in collections of the Company’s accounts receivable portfolio generating approximately $1.0 million and an increase of approximately $1.4 million in income taxes payable primarily as a result of the timing of payments and/or potential refunds, offset by payroll related payments of $2.2 million, primarily as a result of the payout of management and sales bonuses relating to the Company’s fiscal 2003 achievements. In addition to proceeds provided by operating activities, proceeds from stock option exercises of $0.5 million also contributed to the increase.

Offsetting these increases was $1.5 million for purchases of property and equipment in the ordinary course of business, including approximately $0.9 million for company–owned equipment provided to customers and subscribers under the Company’s OneSource and Product and Service Fee (PSF) offerings. The Company also spent a total of $2.5 million for an acquisition of a small regional service provider, acquisitions of Lifeline OneSource businesses and for provider agreements for Lifeline Monitoring Services (LMS) and PSF offerings.

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

This revolving credit agreement matures in August 2005. As of March 31, 2004 the Company did not have any debt outstanding under this agreement.

The following table summarizes the Company’s existing contractual obligations as of March 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(Dollars in thousands)

	2004	2005	2006	2007	2008	Thereafter (1)
Contractual Obligations (2):
Operating leases	$1,290	$1,629	$1,525	$1,435	$1,384	$6,650

Total Obligations	$1,290	$1,629	$1,525	$1,435	$1,384	$6,650

(1)	The majority of this amount represents contractual obligations on the Company’s corporate facility lease through the year 2013 and its second United States call center through 2012.

(2)	The table does not include the line of credit, for up to $15 million, which matures in August 2005 and with respect to which no amounts were outstanding at March 31, 2004 or certain earnout provisions for the March Networks Acquisition, for an amount equal to a certain percentage of all net revenues earned by the Company from acquired March Networks customers, payable over three years.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and the availability from time to time under its line of credit. The Company expects these sources will be sufficient to finance the operating cash needs of the Company through the next twelve months. This includes the continued investments in its response center platform and its back-up United States call monitoring facility and other investments in support of its current business. The Company may from time to time consider potential strategic acquisitions that may not be able to be financed through these sources. In such an event, the Company may consider appropriate alternative financing vehicles, including potential equity issuances.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. It estimates the allowance based upon historical collection experience, analysis of accounts receivable by aging categories, customer credit quality and analytics. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Based on its experience, the Company has historically maintained accurate estimates of its allowance for doubtful accounts.

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

During the three months ended March 31, 2004, the Company entered into a variety of LMS and PSF provider agreements and purchased several Lifeline OneSource businesses. The Company used accounting estimates and judgments to determine the fair value of assets and liabilities, if any. The Company did not record any cost in excess of net asset value (i.e., goodwill) as a result of the acquisition accounting for these arrangements; however, it did record intangible assets related to the specific arrangement and is amortizing these costs over the expected life of the identified intangible assets, which ranges from five to fifteen years. Any change in assumptions could either result in a decrease or increase in the estimated life. A decrease in estimated life would reduce the Company’s net income and an increase in estimated life would increase the Company’s net income. Also, a change in assumptions could result in the Company recording non-amortizable goodwill as a result of acquisition accounting.

The Company obtained the guidance of an independent valuation expert in its assessment of the fair value of assets acquired from the Emergency Response Systems business unit of March Networks Corporation. As a result, the Company recorded approximately $0.1 million of additional non-amortizable goodwill as a result of a payment for certain earnout provisions associated with the agreement.

In measuring whether goodwill or other intangible assets are impaired, the Company uses an estimate of its future undiscounted net cash flows of the business over the estimated remaining life. If the

Company’s expectation of future undiscounted net cash flows indicates an impairment the Company would write down the appropriate assets to their estimated realizable values, based on discounted cash flows.

Inventories

The Company values its inventories at the lower of cost or market, as determined by the first-in, first-out method. It regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory based upon its estimated forecast of product demand. If actual future demand is less than the projections made by management, then additional provisions may be required. Based on its experience, the Company has historically maintained accurate provisions for its inventory.

Warranty

The Company’s products are generally under warranty against defects in material and workmanship. The Company provides an accrual for estimated warranty costs at the time of sale of the related products based upon historical return rates and repair costs at the time of the sale. A significant increase in product return rates could have a material adverse effect on the Company’s results of operations. Based on its experience, the Company has historically adequately provided for its warranty accrual.

NEWLY ISSUED ACCOUNTING STANDARDS

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

The Company has recently launched a number of marketing initiatives intended to increase its market penetration. These initiatives include a direct marketing campaign, which is targeted primarily toward market development, and a campaign to increase the Company’s market among senior living facilities. These sales and marketing initiatives will require management’s attention and financial resources, including the incurrence of fixed costs, and the return to the Company from these initiatives could be less than anticipated by the Company, or could take longer to realize than expected by the Company.

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

The Company’s ability to continue to increase service revenue is a key factor in its long-term growth, and there can be no assurance that the Company will be able to do so. The Company’s service revenue growth is partially dependent on its ability to increase the number of subscribers served by its monitoring centers by an amount which exceeds the number of subscribers lost as well as increasing the length of time a subscriber stays on the Company’s service. The Company’s failure to increase service revenue could have a material adverse effect on the Company’s business, financial condition, or results of operations.

In order to mitigate the negative effect of a disruption of service of its monitoring services (including as a result of system failures, the disruption of service at its monitoring facility, whether due to telephone or electrical failures, earthquakes, fire, weather or other similar events or for any other reason), the Company maintains a second United States call center, which is also located in Framingham, Massachusetts. There can be no assurance, however, that the second call center will not be affected by the same disruption that affects the corporate headquarters facility.

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

The Company has considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at March 31, 2004. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company’s balance sheet periodically includes an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. The Company has the ability to obtain a revolving credit loan with an interest rate based on the London Interbank Offered Rate (“LIBOR”) or a revolving credit loan with an interest rate based on the lender’s prime interest rate. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company’s interest expense. As of March 31, 2004, the Company did not have any outstanding balances associated with its credit facility and therefore its consolidated financial position, results of operations or cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

The Company’s earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company’s Canadian subsidiary currency into the reporting currency (U.S. Dollar). As such, the Company’s exposure to changes in Canadian exchange rates could impact the Company’s consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of March 31, 2004 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates should not materially affect the Company’s consolidated financial position, results of operations or cash flows. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for its services/products as a result of the currency fluctuations or otherwise.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K – The Company furnished a Current Report on Form 8-K with the SEC on April 14, 2004, reporting under Item 12 thereof, the Company’s results for the quarter ended March 31, 2004.

The Company furnished a Current Report on Form 8-K with the SEC on February 17, 2004, reporting under Item 12 thereof, the Company’s results for the year ended December 31, 2003.

(b)	Exhibits - The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page 22 hereof.

LIFELINE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2004	LIFELINE SYSTEMS, INC.
Date	Registrant

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

Exhibit No.	Exhibit	SEC Document Reference

10.1	2000 Employee Stock Purchase Plan, as amended

31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002