Form 10-Q
period 2004-06-30
LIFELINE SYSTEMS INC
filed 2004-08-06
CIK 720195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Number of shares outstanding of the issuer’s class of common stock as of July 31, 2004: 13,779,225

LIFELINE SYSTEMS, INC.

LIFELINE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,941	$21,356
Accounts receivable, net	10,663	10,586
Inventories	5,489	5,945
Net investment in sales-type leases	1,993	2,234
Prepaid expenses and other current assets	2,065	3,238
Prepaid income taxes	—	1,708
Deferred income taxes	1,824	1,805

Total current assets	53,975	46,872

Property and equipment, net	32,399	33,905
Goodwill, net	8,086	7,996
Other intangible assets, net	12,131	7,964
Net investment in sales-type leases	4,259	4,488
Other assets	134	242

Total assets	$110,984	$101,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,494	$1,870
Accrued expenses	4,448	4,269
Accrued payroll and payroll taxes	4,285	5,511
Accrued income taxes	794	—
Deferred revenues	1,001	1,001
Other current liabilities	1,461	725

Total current liabilities	15,483	13,376

Deferred income taxes	7,599	7,635
Other non-current liabilities	925	1,230

Total liabilities	24,007	22,241
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value, 50,000,000 shares authorized, 13,776,925 shares issued and outstanding at June 30, 2004 and 13,408,094 shares issued and outstanding at December 31, 2003	275	268
Additional paid-in capital	28,306	25,291
Retained earnings	58,622	53,835
Less: Unearned compensation	(547)	(622)
Accumulated other comprehensive income/cumulative translation adjustment	321	454

Total stockholders’ equity	86,977	79,226

Total liabilities and stockholders’ equity	$110,984	$101,467

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands except for per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues
Services	$25,299	$22,225	$49,975	$43,652
Net product sales	5,984	5,999	12,004	11,073
Finance and rental income	232	345	486	646

Total revenues	31,515	28,569	62,465	55,371

Costs and expenses
Cost of services	12,620	11,935	25,460	23,817
Cost of sales	2,042	1,906	4,211	3,499
Selling, general, and administrative	11,996	10,719	23,786	20,569
Research and development	540	470	1,050	975
Other non-recurring item	—	(700)	—	(700)

Total costs and expenses	27,198	24,330	54,507	48,160

Income from operations	4,317	4,239	7,958	7,211

Other income (expense)
Interest income	105	53	180	97
Interest expense	(5)	(11)	(11)	(23)
Other income (expense)	(8)	71	(14)	96

Total other income, net	92	113	155	170

Income before income taxes	4,409	4,352	8,113	7,381
Provision for income taxes	1,808	1,742	3,326	2,953

Net income	2,601	2,610	4,787	4,428

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(50)	297	(78)	173

Comprehensive income	$2,551	$2,907	$4,709	$4,601

Net income per weighted average share:
Basic	$0.19	$0.20	$0.36	$0.34

Diluted	$0.18	$0.19	$0.34	$0.33

Weighted average shares:
Basic	13,587	13,082	13,474	13,034

Diluted	14,148	13,666	14,045	13,520

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$4,787	$4,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,630	5,604
Deferred income taxes	(55)	240
Amortization of unearned compensation	75	57
Changes in operating assets and liabilities:
Accounts receivable	400	423
Inventories	543	(672)
Net investment in sales-type leases	470	17
Prepaid expenses, other current assets and other assets	2,972	491
Accrued payroll and payroll taxes	(1,203)	(1,045)
Accounts payable, accrued expenses and other liabilities	832	2,048
Income taxes payable	794	373
Accrued other non-recurring item	—	(310)

Net cash provided by operating activities	16,245	11,654

Cash flows from investing activities:
Additions to property and equipment	(3,836)	(5,982)
Business purchases and other	(4,809)	(751)

Net cash used in investing activities	(8,645)	(6,733)

Cash flows from financing activities:
Principal payments under long term obligations	(5)	(52)
Proceeds from stock options exercised	3,022	1,131

Net cash provided by financing activities	3,017	1,079

Effect of foreign exchange on cash	(32)	137

Net increase in cash and cash equivalents	10,585	6,137
Cash and cash equivalents at beginning of period	21,356	11,065

Cash and cash equivalents at end of period	$31,941	$17,202

Non-cash activity:
Issuance of restricted stock	—	$19
Acquisition related obligations	$1,439	—

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of June 30, 2004, the consolidated statement of income and comprehensive income for the three and six months ended June 30, 2004 and 2003 and the consolidated statement of cash flows for the six months ended June 30, 2004 and 2003.

These statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, commonly referred to as the SEC, on March 12, 2004, for the year ended December 31, 2003.

The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

Reclassification

All share and per share amounts for the three and six months ended June 30, 2003 have been adjusted to reflect a two-for-one stock split, in the form of a stock dividend of one additional share for each share held, effected by the Company on December 17, 2003.

2.	Details of certain balance sheet captions are as follows (in thousands):

	June 30, 2004	December 31, 2003
Inventories:
Purchased parts and assemblies	$1,437	$1,948
Work-in-process	125	104
Finished goods	3,927	3,893

Total inventory	$5,489	$5,945

Property and equipment:
Equipment	$33,699	$32,383
Furniture and fixtures	4,241	3,858
Equipment rented to customers	21,677	19,836
Equipment under capital leases	—	221
Leasehold improvements	8,462	8,687
Construction in progress	1,039	685

	69,118	65,670
Less: accumulated depreciation and amortization	(36,719)	(31,765)

Total property and equipment, net	$32,399	$33,905

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

3. STOCKHOLDERS’ EQUITY

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with respect to the measurement of compensation cost for options granted under the Company’s stock-based employee compensation plans. No employee compensation expense has been recorded as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2004 and 2003 as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$2,601	$2,610	$4,787	$4,428
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of tax	(374)	(368)	(748)	(735)

Pro forma net income	$2,227	$2,242	$4,039	$3,693

Earnings per share
Basic - as reported	$0.19	$0.20	$0.36	$0.34

Basic - pro forma	$0.16	$0.17	$0.30	$0.28

Diluted - as reported	$0.18	$0.19	$0.34	$0.33

Diluted - pro forma	$0.16	$0.16	$0.29	$0.28

For the three and six months ended June 30, 2004, options to purchase 70,000 shares at an average exercise price of $21.09 per share were not included in the computation of diluted net income per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2003, options to purchase 95,700 and 588,060 shares, respectively, at an average exercise price of $13.01 and $12.05, respectively, were not included in the computation of diluted net income per share as their effect would have been anti-dilutive.

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

Geographic Segment Data

Net revenues from customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended June 30, 2004 and 2003 and the financial position as of June 30, 2004 and December 31, 2003 is presented as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
Net Sales:
United States	$28,281	$25,677	$55,982	$50,058
Canada	3,234	2,892	6,483	5,313

	$31,515	$28,569	$62,465	$55,371

Net Income:
United States	$2,372	$2,344	$4,322	$4,014
Canada	229	266	465	414

	$2,601	$2,610	$4,787	$4,428

	June 30, 2004	December 31, 2003
Total Assets:
United States	$102,462	$93,238
Canada	8,522	8,229

	$110,984	$101,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

5. GOODWILL AND INTANGIBLES

The Company generates intangible assets generally through two types of transactions - preferred provider agreements and business combinations.

In a preferred provider agreement, the Company pays a fee to a customer in return for preferred provider status. These fees are amortized over the term of the agreement, which is typically five years.

For transactions that qualify as business combinations, there are several intangible assets typically recorded. One of the intangible assets recorded relates to the existing subscribers of the acquired business which are amortized over the estimated term of the subscribers’ remaining service. Other intangible assets relate to non-competition agreements and employment agreements which are typically amortized over the term of the respective agreement. The Company also records intangible assets related to the business’s referral sources and other business relationships which are amortized over the estimated useful life. Any excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

In accordance with the provisions of Statement of Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” the Company is required to assess the impairment of goodwill on an annual basis or, along with other amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company acts as its only reporting unit of its business. As a result, all acquisitions are fully integrated and absorbed into the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

5. GOODWILL AND INTANGIBLES (continued)

The following table represents the type and value of the Company’s intangible assets at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$9,898	$(1,812)	$9,808	$(1,812)

Intangible Assets subject to amortization:
Provider agreements	6,724	(5,293)	6,587	(4,679)
Referral sources	10,694	(4,949)	10,005	(4,301)
Employment and non-competition agreements	58	(21)	58	(15)
Customer lists	230	(15)	230	—
Other identifiable intangible assets (1)	4,783	(80)	84	(5)

Total intangible assets	22,489	10,358	16,964	9,000

Total goodwill and intangible assets	$32,387	$(12,170)	$26,772	$(10,812)

(1) The majority of this amount relates to the purchase of a small supplier of wireless emergency call systems for the Senior Living industry and two small regional service providers of which the Company has not yet finalized the purchase accounting associated with these acquisitions.

All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets for the six months ended June 30, 2004 and 2003 was approximately $1,386,000 and $1,178,000 respectively.

Estimated amortization expense for the current fiscal year and the succeeding four years is as follows:

Fiscal Year Ending December 31,	Amount

2004	$2,627
2005	1,833
2006	1,309
2007	1,143
2008	906

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

6. LONG TERM DEBT

In July 2004, the Company entered into an amendment to its revolving credit agreement dated August 2002. The amendment increases the revolving credit agreement to $30.0 million and has two components, the first of which is the ability to obtain a revolving credit loan with an interest rate based on the London Interbank Offered Rate (“LIBOR”). The second component is the ability to obtain a revolving credit loan with an interest rate based on the lender’s prime interest rate. The Company has the option to elect to convert any outstanding revolving credit loan to a revolving credit loan of the other type. The agreement contains several covenants, including the Company maintaining certain levels of financial performance. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and total debt service ratio of no less than 1.75 to 1.0.

In addition, there are certain negative covenants that include restrictions on the disposition of the Company’s assets, restrictions on the Company’s capacity to obtain additional debt financing, and restrictions on its investment portfolio. The agreement also requires the Company to pay a commitment fee of one quarter of one percent (1/4%) per annum on the unused amount of the credit facility.

As a result of certain restrictions on the Company’s ability to effect an asset or stock acquisition, during the second quarter of 2004, the Company obtained a consent from its bank to acquire a small supplier of wireless emergency call systems for the Senior Living industry. This revolving credit agreement matures in July 2007. As of June 30, 2004 the Company did not have any debt outstanding under this agreement.

7. PRODUCT WARRANTY

The Company’s products are generally under warranty against defects in material and workmanship.

Changes in product warranty obligations for the six months ended June 30, 2004 and for the year ended December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
Beginning balance	$208	$225
Provisions	90	156
Charges	(83)	(173)

Ending balance	$215	$208

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

8. OTHER NON-RECURRING ITEM

On May 1, 2003, the Company reached an agreement with one of its former vendors related to the Company’s previously announced erroneous low battery signal. The vendor paid the Company $0.7 million in exchange for a mutual release of claims and the Company recorded this settlement as an other non-recurring item. The payment reimbursed the Company for some of the costs it incurred in addressing this matter.

9. NEWLY ISSUED ACCOUNTING STANDARDS

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

RESULTS OF OPERATIONS

Total revenues for the three and six months ended June 30, 2004 were $31.5 million and $62.5 million, respectively, an increase of approximately 10% and 13%, respectively from $28.6 million and $55.4 million for the same periods in 2003.

Service Revenue

Service revenue increased approximately 14% for the three and six months ended June 30, 2004 to $25.3 million and $50.0 million, respectively from $22.2 million and $43.7 million, respectively for the same periods in 2003. Service revenue represented approximately 80% of the Company’s year-to-date total revenue as compared to 79% for the first six months of 2003. The dollar increase in the Company’s recurring service revenue is a result of the growth of its monitored subscriber base by 7% to 403,000 subscribers as of June 30, 2004 from 375,000 subscribers as of June 30, 2003 and its continued success in capturing more service revenue by working with the Company’s channel partners to move to higher revenue producing service offerings, such as Lifeline OneSource (“OneSource”). With OneSource, the Company provides more services including handling subscriber inquiries, enrollment, unit installation and retrieval, customer service and billing support, along with providing the Company’s central monitoring service and rented equipment directly to the subscriber for a single monthly fee.

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

Net Product Sales

Net product sales for the second quarter of 2004 remained consistent with the second quarter of 2003 at approximately $6.0 million. For the six months ended June 30, 2004, net product sales increased approximately 8% to $12.0 million from $11.1 million for the six months ended June 30, 2003. The increase for the first half of the year is primarily attributable to Senior Living product sales largely as a result of the Company’s March Networks acquisition in July 2003. These results more than offset the Company’s planned decline in its traditional healthcare product sales. The Company believes that sales to its Senior Living customers may continue to mitigate some of the otherwise expected decline in equipment sales for the year ending December 31, 2004.

Cost of Services

The Company believes that service gross margin is a key driver of profitability in its business. As a result, the Company has focused on continued improvement in its service gross margin in part by lowering its service costs as a percentage of its service revenues. These percentage reductions have resulted from improved productivity in its call center, greater efficiency of subscriber enrollment and by leveraging the capabilities of its CareSystem monitoring platform.

Cost of services, as a percentage of service revenues, decreased 4% to 50% for the three months ended June 30, 2004 as compared to 54% for the three months ended June 30, 2003. For the six months ended June 30, 2004, cost of services improved to 51% from 55% for the same period in 2003. On a dollar basis, cost of services increased by approximately $1.6 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 mainly as a result of growth in the number of subscribers serviced under the Company’s OneSource offering. This resulted in an increase in related expenses such as depreciation of Company-owned home communicators rented to OneSource subscribers, certain operational costs including data entry, customer service and support and certain integration costs associated with an acquisition of a small regional service provider. The Company also incurred increased costs as a result of a full year of operations of its second US call center such as depreciation of leasehold improvements and other fixed assets associated with the facility and also experienced an increase in amortization expense of certain intangible assets resulting from the accounting for business combinations. The Company has been successful in leveraging these increased costs as evidenced by the improvement in its service margins (service revenue less cost of services) and it expects to continue focusing on improving its service gross margins for the remainder of 2004.

Cost of Sales

Cost of product sales as a percentage of net product sales increased to 34% and 35% for the three and six months ended June 30, 2004, respectively as compared to 32% for the comparable periods in 2003. The percentage increase was due to increased sales of emergency call systems to Senior Living facilities during the first half of 2004 as compared to the first six months of 2003. The products associated with these sales have higher costs as percentages of net product sales than the Company’s traditional home communicator healthcare sales. The Company expects that it will experience an increase in cost of product sales as a percentage of net product sales for the year ending December 31, 2004, as it continues with its Senior Living initiative.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, as a percentage of total revenues, was 38% for the three and six months ended June 30, 2004 as compared to 38% and 37% for the three months and six months ended June 30, 2003 and represented a $3.2 million increase for the first six months of 2004. The Company incurred increased expenditures associated with its business and marketing initiatives, including the ongoing investment in its healthcare direct marketing campaign and costs associated with the introduction of a new communicator in the second quarter of 2004. The Company has also experienced increased information technology costs related to those initiatives including additional needed personnel and higher maintenance and licensing fees for its computer systems. Increased expenses for its Senior Living initiative including operational costs associated with the July 2003 March Networks acquisition have also contributed to the increase. The Company expects that SG&A expenses as a percentage of total revenues will remain constant at approximately 38% or may increase slightly as a percentage of total revenues for the year ending December 31, 2004 as the Company continues with its business initiatives, such as its direct marketing campaigns and its Senior Living focus.

Research and Development

Research and development expenses were approximately 2% of total revenues for the three and six months ended June 30, 2004 and 2003. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level for the remainder of 2004.

Other non-recurring item

On May 1, 2003, the Company reached an agreement with one of its former vendors related to the Company’s previously announced erroneous low battery signal in some of its personal help buttons. The vendor paid the Company $0.7 million in exchange for a mutual release of claims and the Company recorded this settlement as an other non-recurring item. The payment reimbursed the Company for some of the costs it incurred in addressing this matter.

Taxes

The Company’s effective tax rate was 41% for the three and six months ended June 30, 2004 compared to 40% for the same periods in 2003. The increase in the Company’s effective tax rate is mainly a result of the Company’s improved operating income performance. The Company continues to look for opportunities to lower its effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2004, the Company’s portfolio of cash and cash equivalents increased approximately $10.5 million to $31.9 million from $21.4 million at December 31, 2003. The majority of the increase is a direct result of cash provided by operating activities of approximately $16.2 million, resulting from the growth in the Company’s profitability coupled with an increase of approximately $3.0 million in cash primarily as a result of the timing of income tax payments and/or potential refunds. Offsetting this was net payroll related payments of $1.2 million, primarily as a result of the payout of management and sales bonuses relating to the Company’s fiscal 2003 achievements. In addition to proceeds provided by operating activities, proceeds from stock option exercises of $3.0 million also contributed to the increase.

Offsetting these increases was $3.8 million for purchases of property and equipment in the ordinary course of business, including approximately $2.1 million for Company–owned equipment rented to customers and subscribers under the Company’s OneSource and Product and Service Fee (“PSF”) offerings. The Company also spent a total of $4.8 million for entering into provider agreements for Lifeline Monitoring Services (“LMS”) and PSF offerings and for business acquisitions during the first six months of 2004, including the acquisition of a small supplier of wireless emergency call systems for the Senior Living industry, the acquisition of small regional service providers and acquisitions of Lifeline OneSource businesses.

In July 2004, the Company entered into an amendment to its revolving credit agreement dated August 2002. The amendment increases the revolving credit agreement to $30.0 million and has two components, the first of which is the ability to obtain a revolving credit loan with an interest rate based on the London Interbank Offered Rate (“LIBOR”). The second component is the ability to obtain a revolving credit loan with an interest rate based on the lender’s prime interest rate. The Company has the option to elect to convert any outstanding revolving credit loan to a revolving credit loan of the other type. The agreement contains several covenants, including the Company maintaining certain levels of financial performance. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and total debt service ratio of no less than 1.75 to 1.0.

In addition, there are certain negative covenants that include restrictions on the disposition of the Company’s assets, restrictions on the Company’s capacity to obtain additional debt financing, and restrictions on its investment portfolio. The agreement also requires the Company to pay a commitment fee of one quarter of one percent (1/4%) per annum on the unused amount of the credit facility.

As a result of certain restrictions on the Company’s ability to effect an asset or stock acquisition, during the second quarter of 2004, the Company obtained a consent from its bank to acquire a small supplier of wireless emergency call systems for the Senior Living industry. This revolving credit agreement matures in July 2007. As of June 30, 2004 the Company did not have any debt outstanding under this agreement.

The following table summarizes the Company’s existing contractual obligations as of June 30, 2004 and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter (1)
Contractual Obligations (2):
Operating leases	$885	$1,629	$1,525	$1,435	$1,384	$6,650

Total Obligations	$885	$1,629	$1,525	$1,435	$1,384	$6,650

(1)	The majority of this amount represents contractual obligations on the Company’s corporate facility lease through the year 2013 and its second United States call center through 2012.

(2)	The table does not include the line of credit, for up to $30 million, which matures in July 2007 and with respect to which no amounts were outstanding at June 30, 2004 or certain earnout provisions for the acquisitions of March Networks and a small supplier of wireless emergency call systems for the Senior Living industry, payable over three years.

The Company expects that funding requirements for operations and in support of future growth are expected to be met primarily from operating cash flow, existing cash and marketable securities and the availability from time to time under its line of credit. The Company expects these sources will be sufficient to finance the operating cash needs of the Company through the next twelve months. This includes continued investments in its response center platform and its back-up United States call monitoring facility and other investments in support of its current business and potential acquisitions. The Company may also consider alternative financing vehicles, including potential equity issuances.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. It estimates the allowance based upon historical collection experience, analysis of accounts receivable by aging categories, customer credit quality and analytics. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Based on its experience, the Company has historically maintained reasonable estimates of its allowance for doubtful accounts.

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

During the six months ended June 30, 2004, the Company entered into a variety of LMS and PSF provider agreements and purchased several Lifeline OneSource businesses. The Company used accounting estimates and judgments to determine the fair value of assets and liabilities, if any. The Company did not record any cost in excess of net asset value (i.e., goodwill) as a result of the acquisition accounting for these arrangements; however, it did record intangible assets related to the specific arrangement and is amortizing these costs over the expected life of the identified intangible assets, which ranges from five to fifteen years. Any change in assumptions could either result in a decrease or increase in the estimated life. A decrease in estimated life would reduce the Company’s net income and an increase in estimated life would increase the Company’s net income.

For the six months ended June 30, 2004 and in accordance with its assessment of the fair value of assets acquired from the acquisition of the Emergency Response Systems business unit of March Networks Corporation, the Company recorded approximately $0.1 million of additional non-amortizable goodwill as a result of a payment for certain earnout provisions associated with the agreement.

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

Inventories

The Company values its inventories at the lower of cost or market, as determined by the first-in, first-out method. It regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory based upon its estimated forecast of product demand. If actual future demand is less than the projections made by management, then additional provisions may be required. Based on its experience, the Company has historically maintained reasonable provisions for its inventory.

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

The Company may continue to seek to expand its operations through the acquisition of additional businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. In addition, acquisitions may involve a number of special risks, including diversion of management’s attention, higher than anticipated integration costs, failure to retain key acquired personnel, unanticipated events, contingent liabilities and amortization of acquired intangible assets. There can be no assurance that the acquired businesses, if any, will achieve anticipated revenues or earnings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at June 30, 2004. As described in the following paragraphs, the Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company’s balance sheet may from time to time include an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. The Company has the ability to obtain a revolving credit loan with an interest rate based on the London Interbank Offered Rate (“LIBOR”) or a revolving credit loan with an interest rate based on the lender’s prime interest rate. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company’s interest expense. As of June 30, 2004, the Company did not have any outstanding balances associated with its credit facility and therefore its consolidated financial position, results of operations or cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

The Company’s earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar, as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company’s Canadian subsidiary currency into the reporting currency (U.S. Dollar). As such, the Company’s exposure to changes in Canadian exchange rates could impact the Company’s consolidated financial position, results of operations or cash flows. The Company performed a sensitivity analysis as of June 30, 2004 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates should not materially affect the Company’s consolidated financial position, results of operations or cash flows. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for its services/products as a result of the currency fluctuations or otherwise.

ITEM 4. CONTROLS AND PROCEDURES

1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 4, 2004. The stockholders of the Company elected members of the Board of Directors and ratified the selection of PricewaterhouseCoopers LLP as the Company’s auditors for 2004.

	NUMBER OF SHARES OF COMMON STOCK
	FOR	AGAINST	ABSTAINED	BROKER NON - VOTES
S. Ward Casscells, III, M.D.	12,056,764	—	—	244,038
Carolyn C. Roberts	9,920,399	—	—	2,380,403
Gordon C. Vineyard, M.D.	10,217,399	—	—	2,083,403

Ratification of appointment of PricewaterhouseCoopers LLP	12,037,266	258,942	4,594	—

The other directors whose terms in office continued after the meeting were Everett N. Baldwin, L. Dennis Shapiro, Ellen Feingold, Ronald Feinstein and Joseph E. Kasputys, Ph.D.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K – The Company furnished a Current Report on Form 8-K with the SEC on July 15, 2004, reporting under Item 12 thereof, the Company’s results for the quarter ended June 30, 2004.

Reports on Form 8-K – The Company furnished a Current Report on Form 8-K with the SEC on April 14, 2004, reporting under Item 12 thereof, the Company’s results for the quarter ended March 31, 2004.

(b)	Exhibits - The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page 23 hereof.

LIFELINE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2004	LIFELINE SYSTEMS, INC.
Date	Registrant

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

Exhibit No.	Exhibit	SEC Document Reference
10.1	Second Amendment to Revolving Credit Agreement dated August 28, 2002

10.2	Notice of Lease Amendment between Registrant and Clark’s Hill, LLC dated March 12, 2004

31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002