Form 10-Q
period 2004-09-30
LIFELINE SYSTEMS INC
filed 2004-11-05
CIK 720195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004	Commission File Number 0-13617

LIFELINE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2537528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Lawrence Street
Framingham, Massachusetts	01702-8156
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the issuer’s class of common stock, $0.02 par value per share, as of October 31, 2004: 13,805,258

LIFELINE SYSTEMS, INC.

LIFELINE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,415	$21,356
Short-term investments	21,164	—
Accounts receivable, net	11,556	10,586
Inventories	4,556	5,945
Net investment in sales-type leases	1,952	2,234
Prepaid expenses and other current assets	1,615	3,238
Prepaid income taxes	—	1,708
Deferred income taxes	1,824	1,805

Total current assets	58,082	46,872

Property and equipment, net	33,254	33,905
Goodwill, net	8,291	7,996
Other intangible assets, net	13,249	7,964
Net investment in sales-type leases	3,891	4,488
Other assets	134	242

Total assets	$116,901	$101,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,185	$1,870
Accrued expenses	5,201	4,269
Accrued payroll and payroll taxes	5,352	5,511
Accrued income taxes	3,372	—
Deferred revenues	1,373	1,001
Other current liabilities	1,221	725

Total current liabilities	17,704	13,376

Deferred income taxes	7,599	7,635
Other non-current liabilities	826	1,230

Total liabilities	26,129	22,241
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value, 50,000,000 shares authorized, 13,801,258 shares issued and outstanding at September 30, 2004 and 13,408,094 shares issued and outstanding at December 31, 2003	276	268
Additional paid-in capital	28,520	25,291
Retained earnings	61,850	53,835
Less: Unearned compensation	(509)	(622)
Accumulated other comprehensive income/cumulative translation adjustment	635	454

Total stockholders’ equity	90,772	79,226

Total liabilities and stockholders’ equity	$116,901	$101,467

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands except for per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues
Services	$26,232	$23,258	$76,207	$66,910
Net product sales	6,674	5,856	18,678	16,929
Finance and rental income	199	310	685	956

Total revenues	33,105	29,424	95,570	84,795

Costs and expenses
Cost of services	12,102	12,186	37,562	36,003
Cost of product sales	2,134	2,019	6,345	5,518
Selling, general, and administrative	13,243	10,268	37,029	30,837
Research and development	497	456	1,547	1,431
Other non-recurring item	—	—	—	(700)

Total costs and expenses	27,976	24,929	82,483	73,089

Income from operations	5,129	4,495	13,087	11,706

Other income (expense)
Interest income	192	56	373	152
Interest expense	(5)	(11)	(16)	(33)
Other income (expense)	1	(15)	(14)	81

Total other income, net	188	30	343	200

Income before income taxes	5,317	4,525	13,430	11,906
Provision for income taxes	2,089	1,809	5,415	4,762

Net income	3,228	2,716	8,015	7,144

Other comprehensive income, net of tax
Foreign currency translation adjustments	191	—	109	298

Comprehensive income	$3,419	$2,716	$8,124	$7,442

Net income per weighted average share:
Basic	$0.24	$0.20	$0.59	$0.55

Diluted	$0.23	$0.19	$0.57	$0.52

Weighted average shares:
Basic	13,712	13,274	13,545	13,082

Diluted	14,284	14,032	14,118	13,662

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,015	$7,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,698	8,561
Deferred income taxes	(55)	(380)
Amortization of unearned compensation	113	94
Other	(164)	—
Changes in operating assets and liabilities:
Accounts receivable	(449)	550
Inventories	1,476	(877)
Net investment in sales-type leases	879	(46)
Prepaid expenses, other current assets and other assets	3,458	(195)
Accrued payroll and payroll taxes	(183)	340
Accounts payable, accrued expenses and other liabilities	(606)	3,133
Income taxes payable	3,372	—
Accrued other non-recurring item	—	(310)

Net cash provided by operating activities	25,554	18,014

Cash flows from investing activities:
Investments in certificates of deposit	(29,046)	—
Proceeds from certificates of deposit	8,046	—
Additions to property and equipment	(6,992)	(8,018)
Business purchases and other	(6,872)	(3,332)

Net cash used in investing activities	(34,864)	(11,350)

Cash flows from financing activities:
Principal payments under long term obligations	(5)	(74)
Proceeds from stock options exercised	3,237	1,516

Net cash provided by financing activities	3,232	1,442

Effect of foreign exchange on cash	137	146

Net (decrease) increase in cash and cash equivalents	(5,941)	8,252
Cash and cash equivalents at beginning of period	21,356	11,065

Cash and cash equivalents at end of period	$15,415	$19,317

Non-cash activity:
Acquisition related obligations	$672	—

The accompanying notes are an integral part of these consolidated financial statements.

LIFELINE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The information furnished has been prepared from the accounts without audit. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments necessary, consisting only of those of a normal recurring nature, to present fairly its consolidated financial position as of September 30, 2004, the consolidated statement of income and comprehensive income for the three and nine months ended September 30, 2004 and 2003 and the consolidated statement of cash flows for the nine months ended September 30, 2004 and 2003.

These statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, commonly referred to as the SEC, on March 12, 2004, for the year ended December 31, 2003.

The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

Reclassification

All share and per share amounts for the three and nine months ended September 30, 2003 have been adjusted to reflect a two-for-one stock split, in the form of a stock dividend of one additional share for each share held, effected by the Company on December 17, 2003.

2.	CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS

The Company considers all securities purchased with a maturity of three months or less at the date of acquisition to be cash equivalents. The Company’s investments are deemed to be available for sale. They are carried at fair value, which approximates cost. Short-term investments consist solely of certificates of deposit with maturity dates of less than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

3.	Details of certain balance sheet captions are as follows (in thousands):

	September 30, 2004	December 31, 2003
Inventories:
Purchased parts and assemblies	$1,171	$1,948
Work-in-process	127	104
Finished goods	3,258	3,893

Total inventory	$4,556	$5,945

Property and equipment:
Equipment	$34,376	$32,383
Furniture and fixtures	4,262	3,858
Equipment rented to customers	23,763	19,836
Equipment under capital leases	—	221
Leasehold improvements	8,566	8,687
Construction in progress	1,580	685

	72,547	65,670
Less: accumulated depreciation and amortization	(39,293)	(31,765)

Total property and equipment, net	$33,254	$33,905

4.	STOCKHOLDERS’ EQUITY

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, with respect to the measurement of compensation cost for options granted under the Company’s stock-based employee compensation plans. No employee compensation expense has been recorded, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 as if the fair value based method had been applied to all outstanding and unvested awards in each period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

4.	STOCKHOLDERS’ EQUITY (continued)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$3,228	$2,716	$8,015	$7,144
Deduct: total stock-based compensation expense determined under the fair value method for all awards, net of tax	(374)	(367)	(1,123)	(1,102)

Pro forma net income	$2,854	$2,349	$6,892	$6,042

Earnings per share

Basic - as reported	$0.24	$0.20	$0.59	$0.55

Basic - pro forma	$0.21	$0.18	$0.51	$0.46

Diluted - as reported	$0.23	$0.19	$0.57	$0.52

Diluted - pro forma	$0.20	$0.17	$0.49	$0.44

For the three months ended September 30, 2004, options to purchase 1,200 shares at an average exercise price of $21.71 per share were not included in the computation of diluted net income per share, as their effect would have been anti-dilutive. There were no options excluded from the computation of diluted net income per share for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, options to purchase 74,200 and 95,400 shares, respectively, at an average exercise price of $21.14 and $13.01, respectively, were not included in the computation of diluted net income per share, as their effect would have been anti-dilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

5.	SEGMENT INFORMATION

The Company operates in one industry segment. Its operations consist of providing personal response services associated with its products. The Company maintains sales and marketing operations in both the United States and Canada.

Geographic Segment Data

Net revenues from customers are based on the location of the customer. Geographic information related to the results of operations for the periods ended September 30, 2004 and 2003 and the financial position as of September 30, 2004 and December 31, 2003 is presented as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
Net Sales:
United States	$29,613	$26,493	$85,595	$76,551
Canada	3,492	2,931	9,975	8,244

	$33,105	$29,424	$95,570	$84,795

Net Income:
United States	$2,866	$2,390	$7,188	$6,404
Canada	362	326	827	740

	$3,228	$2,716	$8,015	$7,144

	September 30, 2004	December 31, 2003
Total Assets:
United States	$107,161	$93,238
Canada	9,740	8,229

	$116,901	$101,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

6.	GOODWILL AND INTANGIBLES

The Company generates intangible assets generally through two types of transactions - preferred provider agreements and business combinations.

In a preferred provider agreement, the Company pays a fee to a customer in return for preferred provider status. These fees are amortized over the term of the agreement, which is typically five years.

For transactions that qualify as business combinations, there are several intangible assets typically recorded. One of the intangible assets recorded relates to the existing subscribers of the acquired business, which is amortized over the estimated term of the subscribers’ remaining service. Other intangible assets relate to non-competition agreements and employment agreements, which are typically amortized over the term of the respective agreement. The Company also records intangible assets related to the business’ referral sources and other business relationships which are amortized over the estimated useful life. Any excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

The Company acts as its only reporting unit of its business. As a result, all acquisitions are fully integrated and absorbed into the Company. In accordance with the provisions of Statement of Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” the Company is required to assess the impairment of goodwill on an annual basis or, along with other amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Step one of the goodwill and other intangible assets impairment test is to compare the fair value of the reporting unit with its carrying amount. The fair value of a reporting unit is the amount that a willing party would pay to buy or sell the unit, other than in a forced or liquidation sale. The carrying amount of a reporting unit is total assets, including goodwill and other intangible assets, minus total liabilities. If the fair value is below the carrying value, the Company would proceed to the next step, which is to measure the amount of the impairment loss. Any such impairment loss would be recognized in the Company’s results of operations in the period in which the impairment loss arose.

In measuring whether goodwill or other intangible assets are impaired, the Company uses an estimate of its future undiscounted net cash flows of the business over the estimated remaining life. If the Company’s expectation of future undiscounted net cash flows indicates an impairment, the Company would write down the appropriate assets to their estimated realizable values based on discounted cash flows. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows of other groups of assets. Under this approach, the Company specifically tests the Goodwill and the Other Intangible Assets asset groups when testing for impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

6.	GOODWILL AND INTANGIBLES (continued)

The following table represents the type and value of the Company’s intangible assets at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$10,103	$(1,812)	$9,808	$(1,812)

Intangible assets subject to amortization:
Provider agreements	7,000	(5,470)	6,587	(4,679)
Referral sources	11,445	(5,398)	10,005	(4,301)
Employment and non-competition agreements	58	(23)	58	(15)
Customer lists	230	(19)	230	—
Other identifiable intangible assets (1)	5,561	(135)	84	(5)

Total intangible assets	24,294	(11,045)	16,964	(9,000)

Total goodwill and intangible assets	$34,397	$(12,857)	$26,772	$(10,812)

(1)	The majority of this amount relates to the purchase of a small supplier of wireless emergency call systems for the Senior Living industry and three small regional service providers. The Company has not yet finalized the purchase accounting associated with these acquisitions.

All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization. Amortization expense for acquired intangible assets for the nine months ended September 30, 2004 and 2003 was approximately $2,007,000 and $1,818,000, respectively.

Estimated amortization expense for the current fiscal year and the succeeding four years is as follows:

Fiscal Year Ending December 31,	Amount
2004	$2,630
2005	1,933
2006	1,474
2007	1,341
2008	1,157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

7.	LONG TERM DEBT

In July 2004, the Company entered into an amendment to its revolving credit agreement dated August 2002 to increase the credit facility to $30.0 million. The amendment has two components, the first of which is the ability to obtain a revolving credit loan with an interest rate based on the London Interbank Offered Rate (“LIBOR”). The second component is the ability to obtain a revolving credit loan with an interest rate based on the lender’s prime interest rate. The Company has the option to elect to convert any outstanding revolving credit loan to a revolving credit loan of the other type. The agreement contains several covenants, including the Company maintaining certain levels of financial performance. These financial covenants include a requirement for a current ratio of at least 1.5 to 1.0 and an operating cash flow to total debt service ratio of no less than 1.75 to 1.0.

In addition, there are certain negative covenants that include restrictions on the disposition of the Company’s assets, restrictions on the Company’s capacity to obtain additional debt financing, and restrictions on its investment portfolio. The agreement also requires the Company to pay a commitment fee of one eighth of one percent (1/8%) per annum on the unused amount of the first $15.0 million of the credit facility if the aggregate principal amount of all outstanding revolving credit loans plus outstanding letters of credit does not exceed $15.0 million or one-eight of one percent (1/8%) per annum on the unused amount of the entire credit facility if the aggregate principal amount of all outstanding revolving credit loans plus outstanding letters of credit exceeds $15.0 million.

This revolving credit agreement matures in July 2007. As of September 30, 2004, the Company did not have any debt outstanding under this facility.

8.	PRODUCT WARRANTY

The Company’s products are generally under warranty against defects in material and workmanship.

Changes in product warranty obligations for the nine months ended September 30, 2004 and for the year ended December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
Beginning balance	$208	$225
Provisions	138	156
Charges	(220)	(173)

Ending balance	$126	$208

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (continued)

9.	OTHER NON-RECURRING ITEM

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

10.	NEWLY ISSUED ACCOUNTING STANDARDS

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, with respect to, among other things, the Company’s future revenues, operating income or earnings per share. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that may cause the Company’s actual results to vary materially from those forecast or projected in any such forward-looking statement. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Results.” The Company’s failure to successfully address any of these factors could have a material adverse effect on the Company’s future results of operations.

RESULTS OF OPERATIONS

Total revenues for the three and nine months ended September 30, 2004 were $33.1 million and $95.6 million, respectively, an increase of approximately 13%, for both periods, from $29.4 million and $84.8 million for the same periods in 2003, respectively.

Service Revenue

Service revenue increased approximately 13% and 14% for the three and nine months ended September 30, 2004 to $26.2 million and $76.2 million, respectively, from $23.3 million and $66.9 million, respectively, for the same periods in 2003. Service revenue represented approximately 80% of the Company’s year-to-date total revenue as compared to 79% for the first nine months of 2003. The dollar increase in the Company’s recurring service revenue is mainly a result of the growth of its monitored subscriber base by 7% to 411,000 subscribers as of September 30, 2004 from 384,000 subscribers as of September 30, 2003 and its continued success in acquiring the Lifeline programs of the Company’s customers and transitioning the subscribers to the Company’s higher revenue producing service offering, Lifeline OneSource (“OneSource”). With OneSource, the Company provides more services including handling subscriber inquiries, enrollment, unit installation and retrieval, customer service and billing support, along with providing the Company’s central monitoring service and rented equipment directly to the subscriber for a single monthly fee.

The Company’s ability to sustain service revenue growth depends on its ability to continue with enhancements in service delivery, retain subscribers for longer periods of time, develop and implement strategies to increase the revenue each subscriber generates, expand the market for its personal response services and focus on healthcare channel initiatives to help the Company’s customers grow their subscriber base. The Company believes that the high quality of its services, quality of its equipment and its commitment to providing caring and rapid response to the at-risk elderly will be factors in meeting its growth objective.

Net Product Sales

Net product sales for the third quarter of 2004 increased 14% to $6.7 million from $5.9 million for the third quarter of 2003. For the nine months ended September 30, 2004, net product sales increased approximately 10% to $18.7 million from $16.9 million for the nine months ended September 30, 2003. The increase for the quarter and year-to-date results is primarily attributable to the product revenue generated by the Company’s Senior Living initiative, principally representing sales of wireless emergency call systems for the Senior Living industry and mainly as a result of the Company’s acquisition of a small supplier of these systems in June 2004 and of the Company’s previously announced acquisition in July 2003. These results more than offset the Company’s planned decline in its traditional healthcare product sales. The Company believes that sales to its Senior Living customers may continue to mitigate or exceed some of the otherwise expected decline in equipment sales for the year ending December 31, 2004.

Cost of Services

The Company believes that service gross margin (service revenue less cost of services) is a key factor contributing to the profitability in its business. As a result, the Company has focused on continued improvement in its service gross margin in part by undertaking cost reduction initiatives. These initiatives include improved productivity in its call center, greater efficiency of subscriber enrollment and leveraging the capabilities of its CareSystem monitoring platform.

Cost of services, as a percentage of service revenues, decreased 6% to 46% for the three months ended September 30, 2004 as compared to 52% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, cost of services improved to 49% from 54% for the same period in 2003. On a dollar basis, cost of services remained consistent for the third quarter of 2004 as compared to the same period in 2003 and increased by approximately $1.6 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The year-to-date dollar increase is mainly a result of growth in the number of subscribers serviced under the Company’s OneSource offering. This resulted in an increase in related expenses such as depreciation of Company-owned home communicators rented to OneSource subscribers, certain operational costs including data entry, customer service, sales and support and certain integration costs associated with an acquisition of a small regional service provider. The Company incurred increased costs as a result of a full year of operations of its second U.S. call center, including depreciation of leasehold improvements and other fixed assets associated with the facility. It also experienced an increase in amortization expense of certain intangible assets resulting from the accounting for business combinations. The Company has been successful in leveraging these increased costs as evidenced by the improvement in its service margins and it expects to continue with its service gross margin initiatives for the remainder of 2004.

Cost of Product Sales

Cost of product sales as a percentage of net product sales improved by 2% to 32% for the quarter ended September 30, 2004 from 34% for the comparable period in 2003. Cost of product sales as a percentage of net product sales for the third quarter of 2003 was negatively impacted by the sale of purchased inventory at a low average selling price from the Company’s previously announced July 2003 acquisition. For the nine months ended September 30, 2004, cost of product sales increased to 34% from 33% for the same period in 2003. Since the products associated with sales of emergency call systems to Senior Living facilities have higher costs as percentages of product sales than the Company’s traditional home communicator healthcare sales, the Company expects that it may experience an increase in cost of product sales as a percentage of net product sales for the year ending December 31, 2004 as it continues with its Senior Living initiative.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, as a percentage of total revenues, was 40% for the three months ended September 30, 2004 as compared to 35% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, SG&A expenses were 39% of total revenues as compared to 36% for the same period in 2003. On a dollar basis, SG&A expenses increased $6.2 million for the year-to-date period. Increased expenses for the Company’s Senior Living initiative, including approximately $1.0 million of operational costs associated with the Company’s previously announced July 2003 acquisition and the June 2004 acquisition contributed to the increase. The Company also incurred approximately $1.2 million of increased expenditures associated with its business and marketing initiatives, including the ongoing investment in its healthcare direct marketing campaign and costs associated with the introduction of a new communicator in the second quarter of 2004. The Company experienced increased information technology costs related to these business and marketing initiatives, including additional personnel and higher maintenance and licensing fees for its computer systems. Costs incurred for compliance with the Sarbanes-Oxley Act of 2002 and costs for the Company’s previously announced holding company reorganization were also part of the increase. The Company expects that SG&A expenses as a percentage of total revenues will remain constant at approximately 40% of total revenues for the year ending December 31, 2004 as the Company continues with its previously mentioned business initiatives.

Research and Development

Research and development expenses were approximately 2% of total revenues for the three and nine months ended September 30, 2004 and 2003. Research and development efforts are focused on ongoing product improvements and developments. The Company expects to maintain these expenses, as a percentage of total revenues, at a relatively consistent level for the remainder of 2004.

Other non-recurring item

On May 1, 2003, the Company reached an agreement with one of its former vendors related to the Company’s previously announced erroneous low battery signal in some of its personal help buttons. The vendor paid the Company $0.7 million in exchange for a mutual release of claims, and the Company recorded this settlement as an other non-recurring item. The payment reimbursed the Company for some of the costs it incurred in addressing this matter.

Taxes

The Company’s effective tax rate was 39% for the three months ended September 30, 2004 compared to 40% for the same period in 2003. For the nine months ended September 30, 2004, the Company’s effective tax rate was consistent with the nine months ended September 30, 2003 at 40%. The decrease in the quarter was a result of certain tax adjustments the Company recognized upon filing its 2003 tax returns in September 2004 that had previously not been included in its income tax provision calculated at the beginning of 2004.

On October 27, 2004, the Company filed a definitive proxy statement with the SEC relating to its proposed reorganization into a holding company structure through a share exchange. The share exchange is scheduled to be voted on at a special shareholder meeting set for December 8, 2004. The holding company structure will permit greater flexibility and efficiency in the management and financing of existing operations, future businesses and acquisitions, and may have the additional effect of reducing the Company’s consolidated effective tax rate. However, there can be no assurance as to the amount of any tax-savings that may result from or follow the reorganization.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2004, the Company’s portfolio of cash and cash equivalents decreased approximately $6.0 million to $15.4 million from $21.4 million at December 31, 2003. The decrease resulted from the investment of some of the Company’s excess cash in certificates of deposit with maturity dates of less than one year. For the nine months ended September 30, 2004, the Company’s portfolio of cash and cash equivalents and short-term investments increased by approximately $15.2 million. The majority of the increase is a direct result of cash provided by operating activities of $25.6 million, resulting from the growth in the Company’s profitability coupled with an increase of approximately $5.1 million in cash primarily as a result of the timing of income tax payments and/or potential refunds. The Company also experienced an improvement in its inventory turns, which resulted in a $1.5 million reduction of its inventory balance. In addition to proceeds provided by operating activities, proceeds from stock option exercises of $3.2 million also contributed to the increase.

Offsetting these increases was approximately $7.0 million for purchases of property and equipment in the ordinary course of business, including approximately $4.1 million for Company–owned equipment rented to customers and subscribers under the Company’s OneSource and Product and Service Fee (“PSF”) offerings. The Company also spent a total of $6.9 million for provider agreements for Lifeline Monitoring Services (“LMS”) and PSF offerings and for business acquisitions during the first nine months of 2004, including the acquisition of a small supplier of wireless emergency call systems for the Senior Living industry, the acquisition of small regional service providers and acquisitions of Lifeline OneSource businesses.

The Company has a $30.0 million credit facility with Citizens Bank of Massachusetts that matures in July 2007. As of September 30, 2004 the Company did not have any debt outstanding under this facility.

The following table summarizes the Company’s existing contractual obligations as of September 30, 2004 and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter (1)
Contractual Obligations (2):
Operating leases	$479	$1,672	$1,573	$1,483	$1,440	$6,877

Total Obligations	$479	$1,672	$1,573	$1,483	$1,440	$6,877

(1)	The majority of this amount represents contractual obligations on the Company’s corporate facility lease through 2013 and its second United States call center through 2012.
(2)	The table does not include the line of credit, for up to $30.0 million, which matures in July 2007 and under which no amounts were outstanding at September 30, 2004, or certain earnout provisions for the acquisitions in July 2003 and June 2004, which are payable over three years.

The Company expects that funding requirements for operations and future growth are expected to be met primarily from operating cash flow, existing cash and short-term investment balances and, if necessary, its line of credit. The Company expects these sources will be sufficient to finance the operating cash needs of the Company through the next twelve months. These needs include continued investments in its response center platform and its back-up United States call monitoring facility and other investments in support of its current business and potential acquisitions. The Company may also consider alternative financing vehicles, including potential equity issuances.

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

Revenue Recognition

The Company records monitoring service revenue in the month service is provided under its OneSource, PSF and LMS service offerings. Under the OneSource and PSF offerings the monitoring service can be cancelled without penalty at any time by the subscriber and no product revenue is recognized because the subscriber does not acquire title to any product. However, customers who choose an LMS service offering purchase the home communicators from the Company which the customer then provides to its subscribers. In this instance, the Company records product revenue upon shipment, as title to the equipment passes to the customer at that time.

Under an LMS or PSF offering, the Company charges the customer a nominal fee for one-time administrative set up and data entry of new subscribers. Under a OneSource offering the Company charges subscribers a nominal fee for installation of the personal response devices, including a one-time administrative set up fee for data entry of the new subscribers. Since incremental direct costs related to the installation and administrative tasks associated with new subscribers exceed installation and one-time administrative set-up revenue, the Company expenses these costs in the period incurred. The Company reviews its installation and one-time administrative set-up revenue quarterly and has not experienced situations where this revenue exceeds incremental direct costs.

Deferred revenue represents billings to customers for annual service contracts for which revenue has not been recognized because the service has not yet been provided. Service contract revenues are recognized ratably over the contractual period. Product revenues from the sale of personal response products are recognized upon shipment. In situations where the Company contracts with its customers to provide installation services for its equipment (i.e., Senior Living customers), the Company defers its product revenue until the installation of the equipment is complete. While the Company does not have a specific right of return policy, it does record a provision for an estimated amount of future returns based on historical experience. Such returns have historically been immaterial to the Company’s total product revenue, and the Company does not foresee any change that would have a material adverse impact on the Company’s operating results.

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

During the nine months ended September 30, 2004, the Company entered into a variety of LMS and PSF provider agreements and purchased several Lifeline OneSource businesses. The Company used accounting estimates and judgments to determine the fair value of assets and liabilities, if any. The Company did not record any cost in excess of net asset value (i.e., goodwill) as a result of the acquisition accounting for these arrangements; however, it did record intangible assets related to the specific arrangements and is amortizing these costs over the expected lives of the identified intangible assets, which range from five to fifteen years. Any change in assumptions could either result in a decrease or increase in the estimated life. A decrease in estimated life would reduce the Company’s net income and an increase in estimated life would increase the Company’s net income.

For the nine months ended September 30, 2004, and in accordance with its assessment of the fair value of assets acquired from the Company’s previously announced July 2003 acquisition, the Company recorded approximately $0.3 million of additional non-amortizable goodwill as a result of a payment for certain earnout provisions associated with the agreement.

In measuring whether goodwill or other intangible assets are impaired, the Company uses an estimate of its future undiscounted net cash flows of the business over the estimated remaining life. If the Company’s expectation of future undiscounted net cash flows indicates an impairment, the Company would write down the appropriate assets to their estimated realizable values, based on discounted cash flows.

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

NEWLY ISSUED ACCOUNTING STANDARDS

On December 17, 2003, the Staff of the SEC issued SAB 104, which supercedes SAB 101. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the FAQ issued with SAB 101 that had been codified in SEC Topic 13. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

The Company’s ability to continue to increase service revenue is a key factor in its long-term growth, and there can be no assurance that the Company will be able to do so. The Company’s service revenue growth is partially dependent on its ability to increase the number of subscribers served by its monitoring centers by an amount which exceeds the number of subscribers lost, as well as increasing the length of time a subscriber stays on the Company’s service. The Company’s failure to increase service revenue could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no holdings of derivative financial or commodity-based instruments or other market risk sensitive instruments entered into for trading purposes at September 30, 2004. The Company believes that it currently has no material exposure to interest rate and foreign currency exchange rate risks in its instruments entered into for other than trading purposes.

Interest rates

The Company’s balance sheet may from time to time include an outstanding balance associated with a revolving credit facility that is subject to interest rate risk. The Company has the ability to obtain a revolving credit loan with an interest rate based on LIBOR or a revolving credit loan with an interest rate based on the lender’s prime interest rate. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company’s interest expense. As of September 30, 2004, the Company did not have any outstanding balances associated with its credit facility and, therefore, its consolidated financial position, results of operations and cash flows would not be affected by near-term changes in interest rates.

Foreign currency exchange rates

The Company’s earnings are affected by fluctuations in the value of the U.S. Dollar as compared to the Canadian Dollar as a result of the sale of its products and services in Canada and translation adjustments associated with the conversion of the Company’s Canadian subsidiary currency into the reporting currency (U.S. Dollar). As such, the Company’s exposure to changes in Canadian exchange rates could impact the Company’s consolidated financial position, results of operations and cash flows. The Company performed a sensitivity analysis as of September 30, 2004 to assess the potential effect of a 10% increase or decrease in Canadian foreign exchange rates and concluded that short-term changes in Canadian exchange rates would not materially affect the Company’s consolidated financial position, results of operations or cash flows. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates in such magnitude did not factor in a potential change in sales levels or local prices for its services/products as a result of the currency fluctuations or otherwise.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page 25 hereof.

LIFELINE SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFELINE SYSTEMS, INC.

November 5, 2004	/s/ Ronald Feinstein
Date	Ronald Feinstein
Chief Executive Officer

November 5, 2004	/s/ Mark G. Beucler
Date	Mark G. Beucler
Vice President Finance, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Form of Non-statutory Stock Option Agreement to the Registrant’s 2000 Stock Incentive Plan

10.2	Form of Incentive Stock Option Agreement to the Registrant’s 2000 Stock Incentive Plan

10.3	Form of Non-Employee Director Non-statutory Stock Option Agreement to the Registrant’s 2000 Stock Incentive Plan

10.4	First Amendment to Revolving Credit Agreement dated August 28, 2002

31.1	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002